Form 10-Q
period 1996-06-30
VARSITY SPIRIT CORPORATION
filed 1996-08-13
CIK 881887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to ............

Commission file number    0-19790

                           Varsity Spirit Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Tennessee                                            62-1169661
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

              2525 Horizon Lake Drive, Suite 1, Memphis, TN 38133
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (901)387-4300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares of Registrant's Common Stock, $.01 par value, outstanding at July 31, 1996: 4,528,707.

                  VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                             Page
                                                                                             ----
Part I:  Financial Information:

         Item I: Consolidated Financial Statements

                          Balance Sheets                                                       3

                          Statements of Income (Unaudited)                                     4

                          Statements of Cash Flows (Unaudited)                                 5

                          Statements of Stockholders' Equity (Unaudited)                       6

                          Notes to Consolidated Financial Statements                           7

         Item 2: Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                           11

Part II: Other Information

         Item 6: Exhibits and Reports on Form 8-K                                             15

                 Signatures                                                                   16

PART I: FINANCIAL INFORMATION; ITEM I: FINANCIAL STATEMENTS
VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                    (Unaudited)                               (Unaudited)
 (IN THOUSANDS)                                    June 30,1996          Dec.31, 1995         June 30,1995
                                                   ------------          ------------         ------------
 CURRENT ASSETS:
 Cash and cash equivalents                              $ 1,323            $ 5,080              $ 1,280
 Accounts receivable, less allowance of                  10,495              6,370               10,542
 $200, $170, and $175
 Inventories (Note 4)                                     7,066              4,926                6,939
 Prepaid expenses (Note 5)                                7,247              2,272                5,696
 Deferred sales (Note 6)                                  7,353                280                5,683
 Refundable income taxes                                    ---                383                  ---
 Deferred tax benefit                                       208                176                  168
                                                            ---                ---                  ---
         TOTAL CURRENT ASSETS                            33,692             19,487               30,308

 PROPERTY AND EQUIPMENT, less accumulated                 3,685              3,127                2,971
 depreciation
 GOODWILL/OTHER (Note 12)                                 8,887              6,629                6,464
                                                          -----              -----                 ----
 TOTAL ASSETS                                           $46,264            $29,243              $39,743
                                                        =======            =======              =======
 CURRENT LIABILITIES:

 Accounts payable                                       $ 7,610            $ 1,678              $ 8,041
 Notes payable (Note 7)                                     250                ---                 ---
 Accruals:
 Compensation/payroll taxes                               1,624                266                1,457
 Income taxes                                               569                167                  818
 Other                                                      194                 99                  180
 Customer Deposits                                        9,276              2,065                7,504
 Curr. mat. of long-term debt (Note 12)                     120                ---                  ---
                                                            ---                ---                  ---
         TOTAL CURRENT LIABILITIES                       19,643              4,275               18,000
 DEFERRED INCOME TAXES                                      190                174                  143

 LONG-TERM DEBT (NOTE 12)                                   480                ---                  ---
                                                            ---                ---                  ---
         TOTAL LIABILITIES                               20,313              4,449               18,143
 SHAREHOLDERS' EQUITY (Note 10)
 Preferred stock                                            ---                ---                  ---
 Common stock                                                47                 47                   47
 Additional paid-in-capital                              13,718             13,523               13,193
 Exc. of purch. price over pred. basis                   (2,517)            (2,517)              (2,517)
 Retained earnings                                       14,736             13,777               10,915
                                                        -------            -------              -------
                                                         25,984             24,830               21,638
 Treasury stock                                             (33)               (36)                 (38)
                                                           ----               ----                 ----
                TOTAL EQUITY                             25,951             24,794               21,600
                                                        -------            -------              -------
        TOTAL LIABILITIES AND EQUITY                    $46,264            $29,243              $39,743
                                                        =======            =======              =======

  See accompanying notes to the consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months                    Six Months

                                                 Ending June 30,                Ending June 30,

                                               1996           1995           1996            1995
                                               ----           ----           ----            ----
 REVENUES:

 Uniforms and accessories                    $20,186         $18,907        $22,463        $21,032

 Camps and events                              9,467           8,894         13,606         10,847
                                             -------         -------        -------        -------

                                              29,653          27,801         36,069         31,879
 COSTS OF REVENUES:

 Uniforms and accessories                     10,748           9,933         12,366         11,382

 Camps and events                              6,357           6,660          9,451          7,939
                                             -------         -------        -------        -------

                                              17,105          16,593         21,817         19,321


 GROSS PROFIT                                 12,548          11,208         14,252         12,558


 SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES                       7,844           7,212         12,094         10,910
                                             -------         -------        -------         ------

           Operating income                    4,704           3,996          2,158          1,648

 OTHER INCOME (EXPENSE)                          (15)            (15)            32             61

     Income before taxes on income             4,689           3,981          2,190          1,709

 TAXES ON INCOME  (Note 8)                     1,862           1,563            870            677

 NET INCOME                                  $ 2,827         $ 2,418        $ 1,320        $ 1,032
                                             =======         =======        =======        =======

 NET INCOME PER SHARE                        $  0.60         $  0.52        $  0.28        $  0.22
                                             =======         =======        =======        =======

 WEIGHTED AVERAGE COMMON SHARES
 (Note 9)                                      4,726           4,662          4,715          4,650
                                             =======         =======        =======        =======





    See accompanying notes to consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                         Six Months
                                                                                        Ended June 30,
                                                                                   1996               1995
                                                                                   ----               ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $ 1,320            $ 1,032
 Deferred income taxes                                                                (16)                (2)
 Depreciation                                                                         493                360
 Amortization                                                                         109                 99
 Change in operating assets and liabilities,
 net of business acquired (Note 12):
 Accounts receivable                                                              (11,168)           (11,119)
 Inventories                                                                       (1,889)            (3,052)
 Prepaid expenses                                                                  (4,840)            (4,283)
 Refundable income taxes                                                              383                ---
 Accounts payable                                                                   5,679              6,573
 Accruals                                                                           1,897              1,086
 Customer deposits                                                                  7,113              6,329
                                                                                  -------            -------
 NET CASH USED BY OPERATING ACTIVITIES                                               (919)            (2,977)
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Varsity USA, Inc. (Note 12)                                        (1,926)               ---
 Purchase of property and equipment                                                  (931)            (1,395)
 Increase in other assets                                                              (9)               (54)
                                                                                      ---               ----
 NET CASH USED BY INVESTING ACTIVITIES                                             (2,866)            (1,449)
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid                                                                 (361)              (268)
 Increase in notes payable                                                            250                ---
 Proceeds from issuance of common stock                                               139                 95
                                                                                      ---                ---
 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      28              (173)
 DECREASE IN CASH AND CASH EQUIVALENTS (Note 11)                                   (3,757)            (4,599)
 CASH AND CASH EQUIVALENTS, beginning of period                                     5,080              5,879
                                                                                  -------            -------
 CASH AND CASH EQUIVALENTS, end of period                                         $ 1,323            $ 1,280
                                                                                  =======            =======





    See accompanying notes to consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)

                              Common       Common     Additional     Excess of      Retained     Treasury     Total
                              stock        stock       paid-in        purchase      Earnings      stock
                              shares       amount      capital       price over
                                                                    predecessor
                                                                       basis
 BALANCES, December 31,         4,710       $47       $13,523        ($2,517)       $13,777        ($36)     $24,794
 1995 (Note 10)

 Net income for the period                                                            1,320                    1,320

 Issuance of common                                       136                                         3          139
 stock upon exercise of
 stock options

 Tax benefit related to                                    59                                                     59
 exercise of stock
 options (Note 11)

 Cash dividend ($.04 per                                                               (361)                    (361)
 share)

 BALANCES, June 30, 1996        4,710       $47       $13,718        ($2,517)       $14,736        ($33)     $25,951
                                =====       ===       =======        ========       =======        =====     =======


 BALANCES, December 31,         4,699       $47       $13,102        ($2,517)       $10,151        ($42)     $20,741
 1994 (Note 10)

 Net income for the                                                                   1,032                    1,032
 period

 Issuance of common                                        91                                         4           95
 stock upon exercise of
 stock options

 Cash dividend ($.03 per                                                               (268)                    (268)
 share)

 BALANCES, June 30, 1995        4,699       $47       $13,193         $2,517        $10,915        ($38)     $21,600
                                =====       ===       =======         ======        =======        =====     =======




    See accompanying notes to consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: The interim statements are prepared pursuant to the requirements for reporting on Form 10-Q. The December 31, 1995 balance sheet presented was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and operating results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

NOTE 3: The consolidated financial statements include the accounts of Varsity Spirit Corporation and its subsidiaries. All material intercompany accounts and transactions are eliminated.

NOTE 4:  Inventories are summarized as follows:

         (In thousands)            (Unaudited)                       (Unaudited)

                                     June 30,       December 31,       June 30,

                                       1996            1995              1995
                                      ------          ------            ------
         Finished Goods               $5,035          $3,217            $5,281

         Raw Materials                 2,031           1,709             1,658
                                      ------          ------            ------

                                      $7,066          $4,926            $6,939
                                      ======          ======            ======


         Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5:  Prepaid expenses consist of the following:

                                                        (Unaudited)                        (Unaudited)

                                                          June 30,        December 31,       June 30,

                                                            1996             1995             1995
                                                            ----             ----             ----
         Deferred costs:
           Catalog                                       $  668             $  250            $  495
           Camps and clinics                              2,070                120             2,275
           Championships                                     98                455                31
         Supplies and samples                               694                342               300
         Commissions                                        830                164               409
         Prepaid tour costs                               2,000                339             1,392
         Insurance                                          505                413               512
         Other                                              382                189               282
                                                         ------             ------            ------
                                                         $7,247             $2,272            $5,696
                                                         ======             ======            ======

NOTE 6: Deferred sales consist of shipped uniform and accessory finished goods that have not been invoiced. It is the policy of the Company to reflect the sale in the financial statements during the month in which the finished goods are shipped to the customer, but not to invoice the sale until the customer's entire order has been shipped.

NOTE 7: The Company had a $6,000,000 line of credit which expired in July, 1996 and was renewed as a $9,000,000 line of credit which expires July, 1997. As of June 30, 1996, $250,000 was outstanding. No balances were outstanding under the agreement as of December 31, 1995 or June 30, 1995. The agreement requires that the Company maintain certain financial ratios and meet a minimum tangible net worth and bears interest at the lower of prime or LIBOR plus 1%. Weighted average borrowings for the six month periods ended June 30, 1996 and 1995 were $1.3 million and $1.5 million respectively, and the weighted average interest rate for the same periods was 6.47% and 7.09% respectively.

NOTE 8: Income taxes have been provided based on the estimated annual effective tax rates for the periods.

NOTE 9: For the three months ended June 30, 1996 and 1995, net income per share calculations are based upon weighted average common and equivalent shares outstanding totaling 4,726,000 and 4,662,000, respectively.

         For the six months ended June 30, 1996 and 1995, net income per share calculations are based upon weighted average common and equivalent shares outstanding totaling 4,715,000 and 4,650,000, respectively.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10: In February and March 1996, under the Company's 1991 Stock Option Plan, the Company granted options to purchase 172,490 shares of Common Stock to certain officers and employees. These options are designated as incentive stock options. Under the same plan, the Company also granted options to purchase 4,400 shares of Common Stock to certain directors and non-employees. Under the terms of the plan, these options are designated as non-qualified stock options. All options under the plan are exercisable at a price equal to the fair market value on the date of the grant, except for options to purchase 14,000 shares granted to executives owning more than 10% of the Company's voting stock, which are exercisable at a price equal to 110% of the fair market value on the date of grant. Changes in options outstanding are summarized as follows:

                                                                   Option Price

                                                     Shares          Per Share
                                                     ------          ---------
             Outstanding at December 31, 1995        457,508      $ 5.00 - 13.50

             Granted                                 176,890       14.50 - 15.95

             Exercised                               (21,100)       5.00 - 11.83

             Cancelled                                (3,051)       5.00 - 11.83
                                                     -------

             Outstanding at June 30, 1996            610,347      $ 5.00 - 15.95
                                                     =======

                 As of June 30, 1996, under the Company's 1989 Stock Option
             Plan, 21,349 options were available for grant and 186,482 options were outstanding. Under the 1991 Stock Option Plan, 157,908 options were available for grant and 423,765 options were outstanding.
                 Statement of Financial Accounting Standards No. 123,
             "Accounting for Stock-Based Compensation" ("SFAS No. 123") issued by the FASB is effective for fiscal years beginning after December 15, 1995, and encourages companies to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non- employees through the issuance of equity instruments. As allowed under the provisions of SFAS No. 123, the Company plans to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied in its Annual Report dated December 31, 1996.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:     Supplemental cash flow information is as follows:

                                                        Year to Date

                                                          June 30,

                                                    1996              1995
                                                    ----              ----
              Cash paid for:

                  Income taxes                       $42             $291
                  Interest                           $23             $ 22


             Non-cash financing activities:
             During the six month period ended June 30, 1996, additional paid-in-capital was increased by a reduction in income taxes payable of $59,000, arising from the exercise of stock options.

NOTE 12: Effective May 15, 1996, the Company's subsidiary, Varsity USA, Inc., acquired certain of the assets of United Special Events, Inc. ("USA"), an operator of spirit camps with a strong market position in the western region of the United States. Total cash consideration was approximately $2.5 million, of which approximately $1.9 million was paid at closing and $600,000 was issued in the form of a five-year, 8% note payable. The note payable provides for a conversion feature whereby the holder could choose to receive a number of shares of Company common stock as determined using the average of the closing market prices of the Company's stock in the twenty days prior to the acquisition. The acquisition has been accounted for using the purchase method. The purchase price was allocated to assets based on their currently estimated fair values, as follows:

             (In Thousands)

             Purchase price, including out-of-pocket expenses           $2,526
             Current liabilities assumed                                   368
             Current assets                                               (416)
             Fixed assets                                                 (120)
             Covenant not to compete                                      (120)
                                                                          ----

             Cost in excess of assets acquired                          $2,238
                                                                        ======

             The cost in excess of assets acquired will be amortized over 40 years on a straight-line basis for financial statement purposes. The Company continually evaluates the market coverage and earnings capacity of its acquirees to determine if the unamortized goodwill can be recovered through undiscounted cash flows over the remaining amortization period. Should this evaluation indicate that the goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated short fall of undiscounted cash flows.

             The USA operations since the date of acquisition have been included in the Company's consolidated results of operations.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Varsity Spirit Corporation (the "Company") sells products and services to the school spirit industry. The Company designs and markets cheerleader, dance team, and booster club uniforms and accessories and operates secondary school, high school, and college cheerleader and dance team camps. The Company promotes its products and services, as well as the school spirit industry, by organizing and producing various nationally televised cheerleading and dance team championships and other special events. Since its December 1994 acquisition of Intropa USA, the Company has also operated a tour business that organizes group travel tours within the United States and abroad, including tours for school spirit groups. In May, 1996, through its subsidiary, Varsity USA, Inc. ("USA"), the Company purchased the camp business of United Special Events, Inc., a California-based company with a strong position in the western region of the United States to complement its existing camp operations. The impact of the operations of USA since the date of acquisition on the Company's financial statements is immaterial for the six months and the three months ending June 30, 1996, as the USA camp operations historically take place later in the summer.

         The business and results of operations of the Company are highly seasonal. The Company's cheerleader and dance team camps are held almost exclusively in the summer months. Sales of the Company's cheerleader, dance team, and booster club uniforms and accessories primarily occur prior to the beginning of the school year. Most of the group travel tours are planned around performance events; therefore, the revenues from the Company's travel tour activities are also seasonal. Accordingly, a substantial portion of the Company's annual revenues and all of the Company's net income have historically been generated in the Company's quarters ending June 30 and September 30.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

REVENUES

         Total revenues increased 13.1% to $36.1 million in the six months ended June 30, 1996 from $31.9 million in the six months ended June 30, 1995. Revenues from the sale of uniforms and accessories increased by 6.8% to $22.5 million in the six months ended June 30, 1996 from $21.0 million in the six months ended June 30, 1995. This increase was primarily attributable to a strong increase in shoe and accessory sales. However, sales growth in other product lines was not as significant. The receipt and processing of sales orders has been delayed by training activities necessary to implement a new order entry system and by inclement spring weather in the Midwest and Northeast.

         Camp and event revenues increased by $2.8 million to $13.6 million, or 25.4% in the six months ended June 30, 1996, as compared to the same period in 1995. The revenue increase was attributable to an increase in the number of participants in the 1996 National High School Dance and Cheerleading Championships as compared to the same events held in 1995. In addition, the Company sponsored two new championships, the All-Star Championship in March 1996 and the National Jumprope Championship in June 1996, which also contributed to the revenue increase. These increases, combined with higher incremental revenues derived from a 15.4% increase in camp participants and a 1.4% increase in average gross tuition per camp participant during the 1996 summer season, were offset by a decrease in revenues generated by Varsity/Intropa Tours, attributable to the timing of current year tours as compared to the prior

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year. The 15.4% increase in camp participants is partially due to the fact that certain camp sessions were scheduled earlier in 1996 as compared to 1995.

GROSS PROFIT

         Gross profit increased by 13.5% to $14.3 million in the six months ended June 30, 1996 from $12.6 million in the six months ended June 30, 1995.

         Gross profit from the sale of uniforms and accessories as a percentage of such sales decreased to 45.0% in the six months ended June 30, 1996 from 45.9% in the six months ended June 30, 1995. As the largest portion of the sales increase relates to purchased goods such as shoes and accessories, which have lower margins than manufactured goods, a decrease in margin is expected, and the Company expects this shift in mix to continue. In addition, a portion of the decrease in margin results from the writeoff in the first quarter of certain camp store inventory items deemed to be obsolete.

         Gross profit margins associated with camps and special events increased to 30.5% in the six months ended June 30, 1996 from 26.8% for the six month period ended June 30, 1995. This was primarily due to more efficient staffing at summer camps, resulting in savings in instructor payroll, travel, and training costs. In addition, as the margin generated by the Intropa tour business has historically been lower than that earned on other events, the decrease in Intropa revenues has resulted in an overall increase in margin.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses in the six months ended June 30, 1996 were $12.1 million as compared to $10.9 million in the six months ended June 30, 1995. Selling, general, and administrative expenses as a percentage of sales decreased to 33.5% for the six months ended June 30, 1996 from 34.2% in the six months ended June 30, 1995, primarily due to the economies of scale realized by spreading all of the Company's fixed administrative costs over a greater revenue base. The increase of $1.2 million in selling, general, and administrative costs was primarily due to increases of $721,000 in payroll and personnel costs, including $162,000 in additional selling commissions and related expenses, $150,000 in additional consulting fees, partially associated with the additional championships, and $93,000 attributable to USA personnel. There were also increases of $138,000 of costs associated with the publication and distribution of the annual catalogs and brochures, and $126,000 in additional telephone expenses. Additonal depreciation expense of $133,000, primarily relating to recent acquisitions of computer equipment and software, also contributed to the increase.

NET INCOME

         The net income increased 27.9% to $1.3 million for the six months ended June 30, 1996 as compared to $1.0 million in the same period last year. The increase in income is primarily attributable to an increase of $1.7 million in gross profit, partially offset by an increase of $1.2 million in selling, general, and administrative expenses. The net income per share for the period was $.28 as compared to $.22 for the same period last year.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

REVENUES

         Total revenues increased by 6.7% to $29.7 million in the three months ended June 30, 1996 from $27.8 million in the three months ended June 30, 1995.

          Revenues from the sale of uniforms and accessories increased by 6.8% in the three months ended June 30, 1996, as compared to the same period in 1995, primarily attributable to a strong increase in shoe and accessory sales, However, sales growth in other product lines was not as significant. The receipt and processing of sales orders has been delayed by training activities necessary to implement a new order entry system and by inclement spring weather in the Midwest and Northeast.

         Camp and event revenues increased 6.4% in the three months ended June 30, 1996 as compared to the same period in 1995, primarily due to higher incremental revenues from a 15.4% increase in camp participants and a 1.4% increase in average gross tuition per camp participant during the 1996 summer season, partially offset by a decrease in revenues generated by Varsity/Intropa Tours, attributable to the timing of current year tours. The 15.4% increase in camp participants was partially due to the fact that certain camps were scheduled earlier in 1996 than in 1995. Revenues from the National High School Cheerleading Championship and the National Jumprope Championship contributed to the increase.

GROSS PROFIT

         Gross profit increased by 12.0% to $12.5 million in the three months ended June 30, 1996 from $11.2 million in the three months ended June 30, 1995.

         Gross profit from the sale of uniforms and accessories as a percentage of such sales decreased to 46.8% in the three months ended June 30, 1996 from 47.5% in the three months ended June 30, 1995. As the largest portion of the sales increase relates to purchased goods, such as shoes and accessories, which have lower margins than manufactured goods, a decrease in margin is expected, and the Company expects this shift in mix to continue.

         Gross profit associated with camps and special events increased to 32.9% from 25.1% in the prior year. This was primarily due to more efficient staffing at summer camps, resulting in savings in instructor payroll, travel, and training costs. The increased management fee received for the National High School Cheerleading Championship in June, 1996, which has no associated costs, contributed to the margin increase. Further, as the margin generated by the Intropa tour business has historically been lower than that earned on the Company's other events, the decrease in Intropa revenues has resulted in an overall increase in margin.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses in the three months ended June 30, 1996 were $7.8 million as compared to $7.2 million in the three months ended June 30, 1995. Selling, general, and administrative expenses as a percentage of total revenues increased to 26.5% from 25.9%. The $632,000 increase in expense was primarily due to increases of $374,000 in payroll and personnel costs, including $135,000 in additonal selling commissions and related expenses and $93,000 attributable to USA

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

personnel. There were also increases of $127,000 in costs associated with the publication and distribution of the annual catalogs, and $57,000 in additional telephone expenses. Additional depreciation expense of $68,000, primarily relating to recent acquisitions of computer equipment and software, also contributed to the increase.

NET INCOME

         The net income increased 16.9% to $2.8 million for the three months ended June 30, 1996 as compared to $2.4 million in the same period last year. The increase in the income is primarily attributable to an increase of $1.3 million in gross profit, partially offset by an increase of $632,000 in operating expenses. The net income per share for the period was $.60 as compared to $.52 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 1996, the Company's current assets had increased by 72.9% to $33.7 million from $19.5 million as of December 31, 1995, and the Company's current liabilities had increased 359.5% to $19.6 million as of June 30, 1996, as compared to $4.3 million as of December 31, 1995. The related decrease of $1.2 million in working capital is principally attributable to the purchase of $931,000 of equipment and software, the payment of approximately $361,000 in cash dividends, and the investment of $1.9 million in cash to acquire the business of USA. As of June 30, 1996, the Company's cash position decreased compared to December 31, 1995 primarily due to the seasonal buildup of deferred sales and prepaid expenses as well as the aforementioned capital expenditures and cash dividends.

         Cash used by operating activities for the six months ended June 30, 1996 decreased $2.1 million to $919,000 from the six month period ended June 30, 1995. This decrease was primarily due to an increase in customer deposits, primarily related to Intropa and the acquisition of USA, and a more gradual buildup in inventory levels in the first six months of 1996 as compared to the same period last year.

         Cash used by investing activities for the six months ended June 30, 1996 increased $1.4 million to $2.9 million from the six month period ended June 30, 1995. This increase was primarily attributable to cash consideration of $1.9 million related to the acquisition of USA, partially offset by a decrease of $464,000 in capital expenditures.

         As of June 30, 1996, the Company's current assets increased by 11.2% to $33.7 million from $30.3 million as of June 30, 1995. The Company's current liabilities increased by 9.1% to $19.6 million as compared to $18.0 million as of June 30, 1995. The 14.1% improvement in the Company's working capital position from June 30, 1995 to June 30, 1996 is attributable to an increase in deferred sales of $1.7 million, attributable to increased sales volume, as well as increases in prepaid expenses, related to prepaid tour costs and selling commissions.

         As discussed in the notes to the financial statements, the Company had a $6,000,000 line of credit which expired in July, 1996, and was renewed as a $9,000,000 line of credit which expires July, 1997, with similar terms. Weighted average borrowings for the six month periods ended June 30, 1996 and 1995 were $1.3 million and $1.5 million respectively, and the weighted average interest rate for the same periods was 6.47% and 7.09% respectively. As of June 30, 1996, $250,000 was outstanding under the agreement, but no balances were outstanding as of December 31, 1995 or June 30, 1995.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS


        Exhibit
         Number                         Description
        -------                         -----------
         10(a) Asset Purchase Agreement dated as of May 15, 1996 by and between United Special Events, Inc., Michael Olmstead, and Varsity/USA, Inc.

         10(b) Services Agreement dated as of May 15, 1996 between the Company and Michael Olmstead.

         10(c) Form of Loan Agreement dated as of July 1, 1996 between the Company and Nationsbank of Tennessee, N.A.

         27       Financial Data Schedule (SEC Use Only)

B. REPORTS ON FORM 8-K

         There was no Form 8-K filed by the Company during the six months ended June 30, 1996.

PART II: SIGNATURES
VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Varsity Spirit Corporation
                                 (Registrant)



Date     8/13/96          By   /S/ Jeffrey G. Webb
         -------               -----------------------------------------------

                               Jeffrey G. Webb
                               Chairman, President, and Chief Executive Officer


Date     8/13/96          By   /S/ John M. Nichols
         -------               ------------------------------------------------

                               John M. Nichols
                               Senior Vice President and Chief Financial Officer