Form 10-Q
period 1996-09-30
VARSITY SPIRIT CORPORATION
filed 1996-11-08
CIK 881887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ............ to ............

Commission file number              0-19790

                           Varsity Spirit Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                    62-1169661
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

              2525 Horizon Lake Drive, Suite 1, Memphis, TN 38133
                    (Address of principal executive offices)
                                  (Zip Code)

                                 (901)387-4300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding at November 7, 1996: 4,546,708.

                  VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                Page
                                                                                ----
Part I:  Financial Information:

         Item I:  Consolidated Financial Statements

                           Balance Sheets                                         3

                           Statements of Income (Unaudited)                       4

                           Statements of Cash Flows (Unaudited)                   5

                           Statements of Stockholders' Equity (Unaudited)         6

                           Notes to Consolidated Financial Statements             7

         Item 2:  Management's Discussion and Analysis of Financial Condition

                           and Results of Operations                             11

Part II: Other Information

         Item 6:  Exhibits and Reports on Form 8-K                               16

                  Signatures                                                     17

PART I:   FINANCIAL INFORMATION; ITEM I: FINANCIAL STATEMENTS
VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                (Unaudited)                    (Unaudited)
(IN THOUSANDS)                                Sept. 30, 1996   Dec. 31, 1995  Sept. 30, 1995
CURRENT ASSETS:                               --------------   -------------  --------------
Cash and cash equivalents                        $  7,654       $  5,080       $  1,550
Accounts receivable, less allowance of             14,674          6,370         14,061
$200, $170, and $175

Inventories (Note 4)                                5,836          4,926          5,928
Prepaid expenses (Note 5)                           2,422          2,272          1,940
Deferred sales (Note 6)                             1,282            280            927
Refundable income taxes                                --            383             --
Deferred tax benefit                                  223            176            178
                                                 --------       --------       --------
             TOTAL CURRENT ASSETS                  32,091         19,487         24,584
PROPERTY AND EQUIPMENT, less                        3,766          3,127          2,968
accumulated depreciation
GOODWILL/OTHER (Note 12)                            8,839          6,629          6,517
                                                 --------       --------       --------
TOTAL ASSETS                                     $ 44,696       $ 29,243       $ 34,069
                                                 ========       ========       ========
CURRENT LIABILITIES:

Accounts payable                                 $  8,945       $  1,678       $  4,595
Accruals:
Compensation/payroll taxes                          1,538            266          1,296
Income taxes                                          293            167            850
Other                                                 183             99            185
Customer deposits                                   2,799          2,065          1,979
Curr. mat. of long-term debt (Note 12)                120             --             --
                                                 --------       --------       --------
          TOTAL CURRENT LIABILITIES                13,878          4,275          8,905
DEFERRED INCOME TAXES                                 218            174            180
LONG-TERM DEBT (NOTE 12)                              480             --             --
                                                 --------       --------       --------
              TOTAL LIABILITIES                    14,576          4,449          9,085
        SHAREHOLDERS' EQUITY (Note 10)
Preferred stock                                        --             --             --
Common stock                                           47             47             47
Additional paid-in-capital                         14,004         13,523         13,470
Exc. of purch. price over pred. basis              (2,517)        (2,517)        (2,517)
Retained earnings                                  18,616         13,777         14,018
                                                 --------       --------       --------
                                                   30,150         24,830         25,018
Treasury stock                                        (30)           (36)           (34)
                                                 --------       --------       --------
          TOTAL SHAREHOLDERS' EQUITY               30,120         24,794         24,984
                                                 --------       --------       --------
         TOTAL LIABILITIES AND EQUITY            $ 44,696       $ 29,243       $ 34,069
                                                 ========       ========       ========

  See accompanying notes to the consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                      Three Months          Nine Months
                                     Ending Sept. 30,     Ending Sept. 30,
                                      1996      1995      1996      1995
                                      ----      ----      ----      ----
REVENUES:
Uniforms and accessories             $19,588   $16,646   $42,051   $37,678

Camps and events                      19,854    15,736    33,460    26,583
                                     -------   -------   -------   -------
                                      39,442    32,382    75,511    64,261
COSTS OF REVENUES:

Uniforms and accessories               9,992     8,167    22,358    19,549

Camps and events                      14,208    12,030    23,659    19,969
                                     -------   -------   -------   -------
                                      24,200    20,197    46,017    39,518


GROSS PROFIT                          15,242    12,185    29,494    24,743

SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSES                8,549     6,885    20,643    17,795
                                     -------   -------   -------   -------

            Operating income           6,693     5,300     8,851     6,948
OTHER INCOME                              42        20        74        81
                                     -------   -------   -------   -------
     Income before taxes on income     6,735     5,320     8,925     7,029
TAXES ON INCOME  (Note 8)              2,674     2,083     3,544     2,760
                                     -------   -------   -------   -------
NET INCOME                           $ 4,061   $ 3,237   $ 5,381   $ 4,269
                                     =======   =======   =======   =======
NET INCOME PER SHARE                 $  0.86   $  0.69   $  1.14   $  0.91
                                     =======   =======   =======   =======
WEIGHTED AVERAGE
COMMON SHARES (Note 9)                 4,742     4,718     4,722     4,672
                                     =======   =======   =======   =======

   See accompanying notes to consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                               Nine Months
                                                             Ended Sept. 30,
                                                            1996         1995
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 5,381      $ 4,269
Deferred income taxes                                           (3)          25
Depreciation                                                   799          570
Amortization                                                   167          148
Change in operating assets and liabilities,
net of business acquired (Note 12):
Accounts receivable                                         (9,276)      (9,882)
Inventories                                                   (659)      (2,041)
Prepaid expenses                                               (15)        (527)
Refundable income taxes                                        383           --
Accounts payable                                             7,014        3,127
Accruals                                                     1,603        1,088
Customer deposits                                              636          804
                                                           -------      -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             6,030       (2,419)
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Varsity USA, Inc. (Note 12)                  (1,926)          --
Purchase of property and equipment                          (1,318)      (1,637)
Increase in other assets                                       (19)        (121)
                                                           -------      -------
NET CASH USED BY INVESTING ACTIVITIES                       (3,263)      (1,758)
CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid                                           (542)        (402)
Proceeds from issuance of common stock                         349          250
                                                           -------      -------
NET CASH USED BY FINANCING ACTIVITIES                         (193)        (152)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT (Note 11)    2,574       (4,329)

CASH AND CASH EQUIVALENTS, beginning of period               5,080        5,879
                                                           -------      -------
CASH AND CASH EQUIVALENTS, end of period                   $ 7,654      $ 1,550
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

BALANCES,
December 31, 1995
(Note 10)                  4,710    $    47    $13,523    ($2,517)     $13,777   ($   36)   $24,794

Net income for the
period                                                                   5,381                5,381
Issuance of common
stock upon exercise of
stock options                                                              343         6        349
Tax benefit related to
exercise of stock
options (Note 11)                                  138                                          138
Cash dividends ($.04
per share)                                                                (542)                (542)
BALANCES,
September 30, 1996         4,710    $    47    $14,004    ($2,517)     $18,616   ($   30)   $30,120
                         =======    =======    =======    =======      =======   =======    =======

BALANCES,
December 31, 1994
(Note 10)                  4,699    $    47    $13,102    ($2,517)     $10,151   ($   42)   $20,741

Net income for the
period                                                                   4,269                4,269
Issuance of common
stock upon exercise of
stock options                                      242                                 8        250
Tax benefit related to
exercise of stock
options (Note 11)                                  126                                          126
Cash dividends ($.03
per share)                                                                (402)                (402)
BALANCES,
September 30, 1995         4,699    $    47    $13,470    ($2,517)     $14,018   ($   34)   $24,984
                         =======    =======    =======    =======      =======   =======    =======

    See accompanying notes to consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The interim statements are prepared pursuant to the requirements for reporting on Form 10- Q. The December 31, 1995 balance sheet presented was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and operating results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:       The results of operations for the nine months ended September
              30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

NOTE 3: The consolidated financial statements include the accounts of Varsity Spirit Corporation and its subsidiaries. All material intercompany accounts and transactions are eliminated.

NOTE 4:       Inventories are summarized as follows:


              (In thousands)   (Unaudited)               (Unaudited)
                                Sept. 30,    Dec. 31,     Sept. 30,
                                  1996        1995          1995
                                  ----        ----          ----
              Finished Goods     $4,188      $3,217        $4,080
              Raw Materials       1,648       1,709         1,848
                                 ------      ------        ------
                                 $5,836      $4,926        $5,928
                                 ======      ======        ======



              Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:       Prepaid expenses consist of the following:


                                        (Unaudited)                    (Unaudited)
                                          Sept. 30,      Dec. 31,        Sept. 30,
                                            1996           1995            1995
                                            ----           ----            ----
             Deferred costs:
              Catalog/Brochures            $  277         $  250         $  278
              Camps and clinics                40            120             19
              Championships/Events            290            455             56
             Supplies and samples             404            342            349
             Commissions                      273            164            159
             Prepaid tour costs               509            339            387
             Insurance                        394            413            455
             Other                            235            189            237
                                           ------         ------         ------
                                           $2,422         $2,272         $1,940
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

NOTE 7: The Company had a $6,000,000 bank line of credit which expired in July 1996 and was renewed as a $9,000,000 line of credit which expires June 30, 1997. No balances were outstanding under the agreement as of September 30, 1996, December 31, 1995, or September 30, 1995. The agreement requires that the Company maintain certain financial ratios and maintain a minimum tangible net worth. The line bears interest at the lower of prime or LIBOR plus 1%. Weighted average borrowings for the nine month periods ended September 30, 1996 and 1995 were $451,000 and $480,000, respectively, and the weighted average interest rates for the same periods were 6.47% and 7.09% respectively.

NOTE 8: Income taxes have been provided based on the estimated annual effective tax rates for the periods.

NOTE 9: For the three months ended September 30, 1996 and 1995, net income per share calculations are based upon weighted average common and equivalent shares outstanding totaling 4,742,000 and 4,718,000, respectively.

              For the nine months ended September 30, 1996 and 1995, net income per share calculations

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              are based upon weighted average common and equivalent shares outstanding totaling 4,722,000 and 4,672,000, respectively.

NOTE 10: In 1996, under the Company's 1991 Stock Option Plan, the Company granted options to purchase 175,490 shares of Common Stock to certain officers and employees. These options are designated as incentive stock options. Under the same plan, the Company also granted options to purchase 4,400 shares of Common Stock to certain directors and non-employees. Under the terms of the plan, these options are designated as non-qualified stock options. All options under the plan are exercisable at a price equal to the fair market value on the date of the grant, except for options to purchase 14,000 shares granted to executives owning more than 10% of the Company's voting stock, which are exercisable at a price equal to 110% of the fair market value on the date of grant.

              Changes in options outstanding are summarized as follows:


                                                                         Option Price
                                                            Shares         Per Share
                                                           -------         ---------
              Outstanding at December 31, 1995             457,508       $5.00 - 13.50
              Granted                                      179,890       14.50 - 15.95
              Exercised                                    (49,501)       5.00 - 11.83
              Cancelled                                     (2,801)       5.00 - 14.50
                                                           -------
              Outstanding at September 30, 1996            585,096       $5.00 - 15.95
                                                           =======

                  As of September 30, 1996, under the Company's 1989 Stock
              Option Plan, 21,049 options were available for grant and 173,231 options were outstanding. Under the 1991 Stock Option Plan, 154,958 options were available for grant and 411,865 options were outstanding.

                  Statement of Financial Accounting Standards No. 123,
              "Accounting for Stock-Based Compensation" ("SFAS No. 123") issued by the FASB is effective for fiscal years beginning after December 15, 1995, and encourages companies to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non-employees through the issuance of equity instruments. As allowed under the provisions of SFAS No. 123, the Company plans to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied in its Annual Report for the year ending December 31, 1996.

NOTE 11:      Supplemental cash flow information is as follows:


                                                           Nine Months Ended
                                                              September 30,

                                                        1996              1995
                                                        ----              ----
                                                            (In Thousands)
              Cash paid for:
                  Income taxes                        $2,900             $2,191
                  Interest                               $27                $31

              Non-cash financing activities:

              During the nine month periods ended September 30, 1996 and 1995, additional paid-in-capital was increased by a reduction in income taxes payable of $138,000 and $126,000, respectively, arising from the exercise of stock options.

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
                                                                        ======

              The cost in excess of assets acquired will be amortized over 35 years on a straight-line basis for financial statement purposes. The Company continually evaluates the market coverage and earnings capacity of its acquirees to determine if the unamortized goodwill can be recovered through undiscounted cash flows over the remaining amortization period. Should this evaluation indicate that the goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated short fall of undiscounted cash flows.

              The USA operations since the date of acquisition have been included in the Company's consolidated results o operations.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Varsity Spirit Corporation (the "Company") sells products and services to the school spirit industry. The Company designs and markets cheerleader, dance team, and booster club uniforms and accessories and operates secondary school, high school, and college cheerleader and dance team camps. The Company promotes its products and services, as well as the school spirit industry, by organizing and producing various nationally televised cheerleading and dance team championships and other special events. Since its December 1994 acquisition of Intropa USA, the Company has also operated a tour business that organizes group travel tours within the United States and abroad, including tours for school spirit groups. In May 1996, through its subsidiary, Varsity USA, Inc. ("USA"), the Company purchased the camp business of United Special Events, Inc., a California-based company with a strong position in the western region of the United States, to complement the Company's existing camp operations.

         The business and results of operations of the Company are highly seasonal. The Company's cheerleader and dance team camps are held almost exclusively in the summer months. Sales of the Company's cheerleader, dance team, and booster club uniforms and accessories primarily occur prior to the beginning of the school year. Most of the group travel tours are planned around performance events primarily held during the winter and summer months; therefore, the revenues from the Company's travel tour activities are also seasonal. Accordingly, a substantial portion of the Company's annual revenues and all of the Company's net income have historically been generated in the Company's quarters ending June 30 and September 30.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

         Total revenues increased 17.5% to $75.5 million in the nine months ended September 30, 1996 from $64.3 million in the nine months ended September 30, 1995.

         Revenues from the sale of uniforms and accessories increased by 11.6% to $42.1 million in the nine months ended September 30, 1996 from $37.7 million in the nine months ended September 30, 1995. This increase was primarily attributable to a strong increase in shoe and accessory sales combined with an 8.0% sales growth in other product lines. The overall sales increase is due to a combination of expansion within existing product lines and the introduction of new designs, and, to a much lesser extent, a small price increase on certain items.

         Camp and event revenues increased by $6.9 million, or 25.9%, to $33.5 million in the nine months ended September 30, 1996, as compared to the same period in 1995. This increase was primarily attributable to $4 million of 1996 revenues associated with the USA camp business acquired in May 1996, combined with higher incremental revenues derived from a 20.5% increase in camp participants (or 6.4% exclusive of USA participants), and a 2.2% increase in the average gross tuition per camp participant during the 1996 summer season. The revenue increase was also attributable to an increase in the number of participants in the 1996 National High School Dance and Cheerleading Championships as compared to the same events held in 1995. In addition, the Company sponsored two new championships,

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the All-Star Championship in March 1996 and the National Jumprope Championship in June 1996, which also contributed to the revenue increase.

GROSS PROFIT

         Gross profit increased by 19.2% to $29.5 million in the nine months ended September 30, 1996 from $24.7 million in the nine months ended September 30, 1995.

         Gross profit from the sale of uniforms and accessories as a percentage of such sales decreased to 46.8% in the nine months ended September 30, 1996 from 48.1% in the nine months ended September 30, 1995. As a significant portion of the overall sales increase relates to purchased product lines such as shoes and accessories, which have lower margins than custom manufactured goods, a decrease in margin is to be expected. The Company expects this shift in mix to continue for the forseeable future.

         Gross profit margins associated with camps and special events increased to 29.3% in the nine months ended September 30, 1996 from 24.9% for the nine month period ended September 30, 1995. This was primarily due to more efficient staffing at summer camps, resulting in savings in instructor payroll, travel, and training costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses in the nine months ended September 30, 1996 were $20.6 million as compared to $17.8 million in the nine months ended September 30, 1995. Selling, general, and administrative expenses as a percentage of sales decreased to 27.3% for the nine months ended September 30, 1996 from 27.7% in the nine months ended September 30, 1995, primarily due to the economies of scale realized by spreading all of the Company's fixed administrative costs over a greater revenue base. The increase of $2.8 million in selling, general, and administrative costs was primarily due to increases of $1.9 million in payroll and personnel costs, including $676,000 in additional selling commissions and related expenses, $238,000 in additional consulting fees, partially associated with the additional championships, and $316,000 attributable to USA personnel. There were also increases of $258,000 of operating costs (excluding payroll) incurred by USA, $206,000 of additional costs associated with the publication and distribution of the annual catalogs and brochures, and $208,000 in additional telephone expenses. Additonal depreciation expense of $198,000, primarily relating to recent acquisitions of computer equipment and software, also contributed to the increase.

NET INCOME

         The net income increased 26.0% to $5.4 million for the nine months ended September 30, 1996 as compared to $4.3 million in the same period last year. The increase in income is primarily attributable to an increase of $4.8 million in gross profit, partially offset by an increase of $2.8 million in selling, general, and administrative expenses. The net income per share for the period was $1.14 as compared to $.91 for the same period last year.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

         Total revenues increased by 21.8% to $39.4 million in the three months ended September 30, 1996 from $32.4 million in the three months ended September 30, 1995.

          Revenues from the sale of uniforms and accessories increased by 17.7% in the three months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily attributable to a strong increase in shoe and accessory sales combined with a 14.3% sales growth in other product lines. The overall sales increase is primarily due to a combination of expansion within existing product lines, the introduction of new designs and the receipt and processing of various sales orders in the third quarter that typically have been received and processed in the second quarter of the year. This delay in the receipt and processing of sales orders is attributable to training activities necessary to implement a new order entry system and to inclement weather in the Midwest and Northeast during the spring of 1996.

         Camp and event revenues increased 26.2% in the three months ended September 30, 1996 as compared to the same period in 1995, primarily due to $3.7 million of third quarter revenues associated with the USA camp business acquired in May 1996 combined with higher incremental revenues from a 4.7% increase in camp participants, exclusive of USA camp participants, and a 1.8% increase in average gross tuition per camp participant during the third quarter of 1996.

GROSS PROFIT

         Gross profit increased by 25.1% to $15.2 million in the three months ended September 30, 1996 from $12.2 million in the three months ended September 30, 1995.

         Gross profit from the sale of uniforms and accessories as a percentage of such sales decreased to 49.0% in the three months ended September 30, 1996 from 50.9% in the three months ended September 30, 1995. As a significant portion of the overall sales increase relates to purchased product lines, such as shoes and accessories, which have lower margins than custom manufactured goods, a decrease in margin is to be expected. The Company expects this shift in mix to continue.

         Gross profit associated with camps and special events increased to 28.4% from 23.6% in the prior year. This was primarily due to more efficient staffing at summer camps, resulting in savings in instructor payroll, travel, and training costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses in the three months ended September 30, 1996 were $8.5 million as compared to $6.9 million in the three months ended September 30, 1995. Selling, general, and administrative expenses as a percentage of total revenues increased to 21.7% from 21.3%. The $1.7 million increase in expense was primarily due to increases of $1.2 million in payroll and personnel costs, including $512,000 in additonal selling commissions and related expenses and $222,000 attributable to USA personnel. There were also increases of $214,000 in operating costs (excluding payroll costs) incurred by USA, $68,000 in costs associated with the publication and distribution of the annual catalogs, and $83,000 in additional telephone expenses. Additional depreciation expense of $67,000, primarily relating to recent acquisitions of computer equipment and software, also contributed to the increase.

NET INCOME

         The net income increased 25.5% to $4.1 million for the three months ended September 30, 1996 as compared to $3.2 million in the same period last year. The increase in the income is primarily attributable to an increase of $3.1 million in gross profit, partially offset by an increase of $1.7 milllion in operating expenses. The net income per share for the period was $.86 as compared to $.69 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

              As of September 30, 1996, the Company's current assets had increased by 64.7% to $32.1 million from $19.5 million as of December 31, 1995, and the Company's current liabilities had increased 224.6% to $13.9 million as of September 30, 1996, as compared to $4.3 million as of December 31, 1995. The related increase of $3.0 million in working capital is principally attributable to an increase of $9.3 million in accounts receivable and deferred sales primarily related to increases in uniform sales, offset by the investment of $1.9 million of cash to acquire the business of USA, as well as the purchase of $1.3 million in equipment, primarily computer equipment. As of September 30, 1996, the Company's cash position increased compared to December 31, 1995, primarily due to a change in timing related to the payment of camp housing bills (reflected in the increase in accounts payable).

         Operating activities for the nine months ended September 30, 1996 provided $6.0 million in cash, an increase of $8.4 million from the nine month period ended September 30, 1995. This increase was primarily due to an increase of $3.9 million in accounts payable, due to a change in timing related to the payment of camp housing bills, $1.4 million related to smaller increases in inventory levels as compared to last year, $0.6 million related to accounts receivable collections and $0.5 million related to smaller increases in prepaid expenses as compared to last year.

         Cash used by investing activities for the nine months ended September 30, 1996 increased $1.5 million to $3.3 million from the nine month period ended September 30, 1995. This increase was primarily attributable to cash consideration of $1.9 million related to the acquisition of USA, partially offset by a decrease of $319,000 in capital expenditures.

         As of September 30, 1996, the Company's current assets increased by 30.5% to $32.1 million from $24.6 million as of September 30, 1995. The Company's current liabilities increased by 55.8% to $13.9 million as compared to $8.9 million as of September 30, 1995. The 16.2% improvement in the Company's working capital position from September 30, 1995 to September 30, 1996 is primarily attributable to an increase in cash of $6.1 million, attributable to increased net income and a change in timing related to the payment of housing bills, which was offset in part by a $4.4 million increase in accounts payable.

         As discussed in the notes to the consolidated financial statements, the Company's $6,000,000 bank line of credit expired in July 1996, and was renewed, on similar terms, in the amount of $9,000,000, expiring June 30, 1997. Weighted average borrowings for the nine month periods ended September 30, 1996 and 1995 were $451,000 and $480,000 respectively, and the weighted average interest rate for the same periods was 6.47% and 7.09% respectively. For the three month periods ended September 30, 1996 and 1995, respectively, weighted average borrowings were $10,000 and $39,000. No balances were outstanding as of September 30, 1996, December 31, 1995 or September 30, 1995.

         As a result of the acquisition of the camp business of USA, the Company issued a $600,000 five-year, 8% note payable. The note payable provides for a conversion feature whereby the holder could choose to receive a number of shares of Company common stock as determined using the average of the closing market prices of the Company's stock in the twenty days prior to the acquisition.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

       Exhibit
       Number                           Description
       -------                          -----------
       10(c) Loan Agreement dated as of July 1, 1996 between the Company and Nationsbank of Tennessee, N.A.

       27        Financial Data Schedule (for SEC use only)


B. REPORTS ON FORM 8-K

         There was no Report on Form 8-K filed by the Company during the three months ended September 30, 1996.

PART II: SIGNATURES

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Varsity Spirit Corporation
                                  (Registrant)


Date     11/13/96                        By    /S/ Jeffrey G. Webb
                                               ------------------------------
                                               Jeffrey G. Webb
                                               Chairman, President, and Chief
                                               Executive Officer


Date     11/13/96                        By    /S/ John M. Nichols
                                               -------------------------------
                                               John M. Nichols
                                               Senior Vice President and Chief
                                               Financial Officer