Form 10-K405
period 1996-12-31
VARSITY SPIRIT CORPORATION
filed 1997-03-31
CIK 881887

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 DRAFT:
                                ________________
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

For the fiscal year ended December 31, 1996 or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________________ to _________________

                         Commission file number 0-19790


                         VARSITY SPIRIT CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

              Tennessee                               62-1169661
   (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

           2525 Horizon Lake Drive                      38133
              Memphis, Tennessee                      (Zip Code)
   (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  901-387-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                     Common Stock, $.01 par value per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X    No
                              -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was approximately $39,169,000.
                                  ____________

     Shares of Common Stock outstanding at March 10, 1997:  4,560,083

________________________________________________________________________________

                                     PART I


Item 1. Business.

GENERAL

     Varsity Spirit Corporation (the "Company" or "VSC") sells products and services to the school spirit industry. The Company designs and markets cheerleader, dance team and booster club uniforms and accessories and is an operator of youth, junior high, high school and college cheerleader and dance team camps, clinics and competitions. The Company promotes its products and services, as well as the school spirit industry, by organizing and producing various nationally-televised cheerleading and dance team championships and other special events. The Company targets the youth market and sells custom-made uniforms and accessories to customers, and operates cheerleader and dance team camps and clinics, in all 50 states, Canada, Japan and Germany. The Company also operates a travel company that organizes group travel tours within the United States and abroad, including tours for school spirit groups.

VARSITY CHEERLEADER UNIFORMS AND ACCESSORIES

     Through its subsidiary, Varsity Spirit Fashions & Supplies, Inc. ("Varsity"), the Company designs and markets cheerleader, dance team and booster club uniforms and accessories, including sweaters, sweatshirts, jumpers, vests, skirts, shorts, warm-up suits, t-shirts, socks, pompons, jackets, pins and gloves. Varsity employs two full-time fashion designers, both of whom are former college cheerleaders, and one of whom received additional training at the Fashion Institute of Technology in New York City. Varsity also utilizes specialized computer software to create its new fashion designs and patterns.

     Cheerleading and dance team uniforms designed and marketed by Varsity are custom-made. During 1996, Varsity contracted for its production requirements with seven independent garment manufacturers utilizing ten manufacturing facilities. Varsity has exclusive contracts with these manufacturers, under which the manufacturers provide knitting, cutting, sewing, finishing and shipping for all orders. Varsity provides these manufacturers with patterns, fabrics, yarn and manufacturing specifications and quality control supervision. Varsity also provides some cutting, knitting and lettering for the manufacturers at its specialized production facility located at the Company's Memphis headquarters. The use of independent manufacturing facilities to fulfill the Company's production needs affords the Company flexibility to adjust its production output to meet its highly seasonal selling cycle. The use of independent manufacturers also reduces the Company's fixed costs, which the Company believes is beneficial in a highly seasonal business. The Company believes that the loss or termination of its relationship with any single independent manufacturer would not have a material adverse effect on the Company's operations.

     Varsity purchases from various suppliers many of the cheerleading accessories that it markets, including shoes, pompons and campwear. Varsity purchases products from Nike, Capezio and Converse, among others. Varsity has expanded the variety and number of accessories it markets, which has contributed to the increase in merchandise sales revenue experienced by Varsity in the past five fiscal years. The Company believes that the loss or termination of its relationship with any single supplier would not have a material adverse effect on the Company's operations.

     The Company markets its Varsity(TM) uniforms, accessories and other merchandise through sales representatives and, to a lesser extent, through its direct mail catalog and telemarketing programs. As of December 31, 1996, Varsity had over 135 sales representatives operating in a total of 50 states. The Company's representatives are employed directly by the Company or are representatives of one of the two marketing firms with which the Company has contracted for marketing services. These sales representatives, who typically cover one or more major metropolitan areas on an exclusive basis, call on substantially all of the junior high, high school and college accounts within their respective territories. The sales representatives are typically compensated on a percentage of sales basis. Varsity closely and continuously monitors the performance of its sales representatives and periodically meets with the representatives to discuss and review sales goals.

CHEERLEADER AND DANCE TEAM OPERATIONS

     Through its Universal Cheerleaders Association ("UCA") division and its wholly owned subsidiary, Varsity USA, Inc. ("USA"), the Company operates cheerleader and dance team camps in the United States. During the 1996 summer camp season, approximately 188,000 participants (consisting of students and their coaches) attended UCA and USA camps, including over 6,300 participants representing colleges and junior colleges. During the summer of 1996, cheerleading and/or dance team squads from approximately 65% of the universities comprising the Atlantic Coast, Big East, Big Ten, Big Twelve, Pac-10 and Southeastern collegiate athletic conferences attended UCA and USA camps. On May 15, 1996, USA acquired the camp business of United Spirit Association from United Special Events, Inc. This business consists of instructional spirit camps and clinics primarily in the western United States.

     Camp sessions for high school and junior high school students are held primarily in June and July; camp sessions for college cheerleaders and dance team participants are held primarily in August. Mascot training clinics are also provided at certain of the Company's cheerleader and dance team camps.

     A significant majority of the Company's cheerleader and dance team camps are conducted on college or junior college campuses. The camps generally are conducted over a four-day period and are attended by resident and commuting students. The Company generally markets the camp, establishes registration fees, registers students, collects the registration fees, provides instruction and performs all related administrative services. The Company contracts with the colleges and universities for provision of housing, food and conference facilities. During the summer of 1996, resident fees for high school cheerleader and dance team camps sponsored by the Company ranged from $70 to $236, with commuter fees ranging from $40 to $139. In addition to registration fees, the Company also generates revenues at cheerleading and dance team camps through the sale of t-shirts, shorts, caps, patches and various other accessories.

     The staff of the Company's summer camps includes instructors, administrators and trainers. On average, one instructor was provided for every 23 students during 1996. Camp staff, including administrators and trainers, were provided at the ratio of approximately one to 75 students during 1996. The

Company's instructors, all of whom are required to complete an intensive training session prior to each summer season, typically are college cheerleaders who have also attended camps in the past.

     The Company also operates two cheerleading practice facilities. These cheer gyms are year-round facilities at which cheerleaders and other spirit group participants can enroll in instructional and recreational programs offered by the Company.

OTHER OPERATIONS

     The Company, through a wholly-owned subsidiary, Varsity/Intropa Tours, Inc. ("Varsity/Intropa"), operates a travel company that specializes in organizing tours primarily for cheerleaders, bands, choirs and other school-affiliated groups. Most tours are planned around a performance event; therefore, the revenues from this business are seasonal. Prices are negotiated on a tour-by-tour basis and fluctuate based on factors such as the availability of discounts on air fares and the exchange rates, in the case of international tours.

TRAINING AND EMPLOYEES

     The Company emphasizes the training of its instructors. Prior to the commencement of the camps, the instructors participate in an intensive seven-day training session where they are taught new cheerleading and dance material, as well as up-to-date teaching and safety techniques. The Company hires its instructors by utilizing applications given to talented camp participants, participant surveys of camp personnel, supervisor evaluations and numerous nationwide tryouts.

     During the year ending December 31, 1996, the Company employed 428 full-time employees and 219 part-time employees. In addition, during the summer of 1996, the Company employed approximately 1,660 summer camp instructors, trainers and administrators. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

COMPETITION

     VSC is one of two major companies that designs and markets cheerleader, dance team and booster club uniforms and accessories on a national basis. In addition to VSC and its major national competitor, there are other smaller national and regional competitors serving the uniform and accessories market in the United States. The Company believes that the principal factors governing the selection of cheerleader and dance team uniforms and accessories are the quality, variety, design, delivery, service and, to a lesser extent, price of the merchandise.

     VSC is one of three companies that annually operate a significant number of cheerleader and dance team camps in the United States and is one of two major national operators of camps. There are also many other companies and schools that operate camps and clinics on a regional basis. The Company believes the principal factors governing the selection of a cheerleader or dance team camp or clinic are the reputation of the camp operator for providing quality instruction and supervision, accessibility of camp locations, timing of the camps and the tuition charged for camp participation.

TRADEMARKS AND SERVICE MARKS

     The Company has registered various trademarks with the U.S. Patent and Trademark Office, including the following: the Universal Cheerleaders Association logo, the Varsity logo, the United Spirit Association logo, the National High School Cheerleading Championship logo, the Universal Dance Association logo, Universal Dance Camps, Varsity Spirit Fashions and The National Dance Team Championship. The Company believes that these trademarks have significant value and are important to its marketing efforts.

Item 2. Properties.

     The Company leases the following facilities for its operations. These facilities are considered suitable and adequate for their intended uses.


  Description of Facility    Square Footage  Lease Expiration Date
  -----------------------    --------------  ---------------------
Office/Warehouse/Prduction,
Memphis, TN                      63,700        November 14, 1997
Warehouse, Memphis, TN           21,500        October 31, 1997
Office/Warehouse,
Sunnyvale, CA                    10,030        November 30, 2000
Sport Gym, Decatur, GA           12,000        July 31, 1998
Sport Gym, Carrollton, TX        11,050        January 31, 2000
Office, Bellaire, TX              2,984        November 30, 1997

Item 3. Legal Proceedings.

     The Company is not a party to any litigation that is expected to have a material adverse effect on its business.

Item 4.   Submissions of Matters To a Vote of Security Holders.

Not applicable.

                                         PART II
                                         -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

MARKET AND DIVIDEND INFORMATION

     The Company's common stock trades on The Nasdaq Stock Market's National Market under the symbol "VARS". The number of shareholders of record as of March 10, 1997, was approximately 247.

     The Company paid a quarterly dividend of $0.03, or $0.12 annually, and $0.04, or $0.16 annually, for each of the years ended December 31, 1995 and 1996, respectively. On February 13, 1997, the Company declared a quarterly dividend of $0.055 per share, which was paid on March 6, 1997.

     The following tables set forth the reported high and low sales prices for Varsity's common stock as reported by Nasdaq:


         1996                          HIGH            LOW
------------------------------------------------------------
For the quarter ended:
 March 31                             15 3/4          14 1/2
 June 30                              16 3/4          14 1/2
 September 30                         16 3/4          15 3/4
 December 31                            16              15


         1995                          HIGH            LOW
------------------------------------------------------------
For the quarter ended:
 March 31*                            13 3/4          11 3/4
 June 30                              14 1/4          12 3/4
 September 30                         18 1/8          13 1/2
 December 31                          18              13 1/2

--------------------------

* The sales prices reflect a 3-for-2 stock split effected as a 50% stock dividend, distributed on February 24, 1995, to shareholders of record at the close of business on February 14, 1995.

Item 6. Selected Financial Data.


                      SELECTED CONSOLIDATED FINANCIAL DATA
================================================================================
The following selected consolidated financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report.

--------------------------------------------------------------------------------------------------------------------------------
                                                                      Nine Months
                                                                         Ended             Year Ended            YEAR ENDED
(In thousands, except per share data)     Year Ended March 31,        December 31,        December 31,          DECEMBER 31,
                                          --------------------        ------------        ------------          ------------
                                             1993       1994              1994                1995                  1996
                                          --------------------------------------------------------------------------------------
INCOME STATEMENT DATA: (1)
 Revenues:
  Uniforms and accessories                 $25,765     $31,193          $35,866            $44,049               $49,472(3)
  Camps and events                          15,822      18,560           23,721(2)          31,449(2)             38,977(3)(2)
--------------------------------------------------------------------------------------------------------------------------------
 Total revenues                             41,587      49,753           59,587             75,498                88,449
--------------------------------------------------------------------------------------------------------------------------------
 Gross profit                               17,509      20,831           24,102             29,005                34,836
--------------------------------------------------------------------------------------------------------------------------------
 Operating income                            3,987       4,837            7,985              6,326                 8,448
 Other income (expense)                         37         121              150                178                   166
--------------------------------------------------------------------------------------------------------------------------------
 Net income                                $ 2,427     $ 3,022          $ 4,917            $ 4,163               $ 5,200
--------------------------------------------------------------------------------------------------------------------------------
 Net income per share (4)                  $  0.53     $  0.66          $  1.07            $  0.89               $  1.10
--------------------------------------------------------------------------------------------------------------------------------
 Weighted average common shares
 and equivalents outstanding                 4,550       4,565            4,587              4,679                 4,734
--------------------------------------------------------------------------------------------------------------------------------
 Cash dividends per share                  $     -     $     -          $     -            $  0.12               $  0.16
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (at period-end):
 Total assets                              $16,045     $18,701          $24,870            $29,243               $37,791
 Shareholders' equity                       12,678      15,736           20,741             24,794                29,897
--------------------------------------------------------------------------------------------------------------------------------

(1) The business and results of operations of the Company are highly seasonal. A substantial portion of the Company's annual revenues and all of the Company's net income are generated in the quarters ended June 30 and September 30. The quarters ended March 31 and December 31 have historically resulted in net losses. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

(2) Includes travel tour revenues of $2,065, $5,814 and $5,814, respectively, as a result of the December 1, 1994, acquisition of the assets of Intropa International U.S.A., Inc.

(3) Includes camp revenues $261 and $4,199, respectively, as a result of the May 15, 1996 acquisition of the camp business of United Special Events, Inc.

(4) All references with regard to the numbers of shares of common stock and per share amounts have been retroactively adjusted to reflect the three-for-two stock split effected by a 50% stock dividend on February 24, 1995.



                   ADDITIONAL SELECTED CONSOLIDATED FINANCIAL DATA
                          PRESENTED FOR COMPARATIVE PURPOSES
================================================================================
Effective April 1, 1994, the Company changed its fiscal year-end from March 31 to December 31. To aid in annual comparisons, selected unaudited consolidated financial data have also been presented for the twelve-month periods ended December 31, 1993 and 1994.
--------------------------------------------------------------------------------

(In thousands, except per share data)         Twelve Months Ended December 31,
                                           -------------------------------------------
                                           1993           1994        1995        1996
--------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
 Revenues:
  Uniforms and accessories                 $30,775     $37,635     $44,049     $49,472
  Camps and events                          18,284      24,968      31,449      38,977
--------------------------------------------------------------------------------------
 Total revenues                             49,059      62,603      75,498      88,449
--------------------------------------------------------------------------------------
 Gross profit                               20,678      25,040      29,005      34,836
--------------------------------------------------------------------------------------
 Operating income                            5,064       6,120       6,326       8,448
 Other income                                   95         183         178         166
--------------------------------------------------------------------------------------
 Net income                                $ 3,115     $ 3,818     $ 4,163     $ 5,200
--------------------------------------------------------------------------------------
 Net income per share (1)                  $  0.68     $  0.83     $  0.89     $  1.10
--------------------------------------------------------------------------------------
 Weighted average shares
 outstanding                                 4,551       4,587      4,679        4,734
--------------------------------------------------------------------------------------
 Cash dividends per share                  $     -     $     -     $  0.12     $  0.16
--------------------------------------------------------------------------------------

BALANCE SHEET DATA (at period-end):
 Total assets                              $21,057     $24,870     $29,243     $37,791
 Shareholders' equity                       16,821      20,741      24,794      29,897
--------------------------------------------------------------------------------------

(1) All references with regard to the numbers of shares of common stock and per share amounts have been adjusted to reflect the three-for-two stock split effected by a 50% stock dividend on February 14, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Over the past three years, the Company's revenues and net income have grown substantially. Revenues have grown from $62.6 million in the twelve-month period ended December 31, 1994 to $88.4 million in the twelve months ended December 31, 1996, and net income has grown from $3.8 million in the twelve months ended December 31, 1994 to $5.2 million in the twelve months ended December 31, 1996. This growth is due to the Company's strategy of expanding its school spirit product lines and sales force, increasing the number of its cheerleader and dance team camp sessions and visibly promoting its business, as well as the school spirit industry, primarily through nationally televised cheerleading and dance team championships. In addition, in December 1994, the Company acquired the group tour business of Intropa International/USA, Inc., with whom the Company had worked in the past in promoting its international and domestic travel events, further contributing to revenue growth from the Company's special events. In May 1996, through its subsidiary, Varsity USA, Inc. ("USA"), the Company purchased the camp business of United Special Events, Inc., a California-based company with a strong position in the western region of the United States, which complemented the Company's existing camp operations. The Company plans to increase its revenues and market penetration in the future by continuing to implement its growth strategy (primarily focusing on the youth, junior high, high school, and junior college markets) and by utilizing its reputation for quality, design, and on-time delivery of its cheerleading and dance uniforms and for professional instruction and supervision at its cheerleader and dance team camps. The Company is also analyzing new growth opportunities in the school spirit and cheerleading industries.

     Effective April 1994, the Company changed its fiscal year-end from March 31 to December 31. Therefore, the fiscal period ended December 31, 1994 consists of a nine-month period as compared to the twelve-month period ended December 31, 1995. Accordingly, a discussion of significant changes between the twelve-month periods ended December 31, 1995 and 1994, have also been included herein. Each of these discussions should be read with the discussion set forth below under "Seasonality."

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Total revenues increased 17.1% to $88.4 million in the year ended December 31, 1996 from $75.5 million in the year ended December 31, 1995.

     Revenues from the sale of uniforms and accessories increased by 12.3% to $49.5 million in the year ended December 31, 1996 from $44.0 million in the year ended December 31, 1995. The increase was primarily attributable to a strong increase in shoe and accessory sales combined with an 8.5% sales growth in other product lines. Other factors contributing to the sales increase include a combination of expansion within existing product lines and the introduction of new designs, and, to a much lesser extent, a small price increase on certain items. In addition, the Company increased its inventory levels in an effort to service greater anticipated demand. The increased availability of inventory further contributed to the sales volume increases by improving on-time delivery.

     Camp and event revenues increased by $7.5 million, or 23.9%, to $39.0 million in the year ended December 31, 1996 from $31.5 million in the year ended December 31, 1995. This increase was primarily attributable to $4.2 million of 1996 revenues associated with the USA camp business acquired in May 1996, combined with higher incremental revenues derived from a 21.4% increase in camp participants (or 7.1% exclusive of USA participants), and a 3.7% increase in the average gross tuition per camp participant during the 1996 summer season.

     The revenue increase was also attributable to an increase in the number of participants in the 1996 National High School Dance and Cheerleading Championships as compared to the same events held in 1995 and to two new Company sponsored championships, the All-Star Championship in March 1996 and the National Jumprope Championship in June 1996.

     Gross profit increased by 20.1% to $34.8 million in the year ended December 31, 1996 from $29.0 million in the year ended December 31, 1995. Gross profit as a percentage of total revenues increased to 39.4% in the year ended December 31, 1996 from 38.4% in the year ended December 31, 1995.

     Gross profit from sales of uniforms and accessories as a percentage of such sales decreased to 45.7% in the year ended December 31, 1996 from 46.9% in the year ended December 31, 1995. As a significant portion of the overall sales increase related to purchased product lines, such as shoes and accessories, which have lower margins than custom manufactured goods, such as uniforms, a decrease in margin is to be expected. Specifically, 46.4% of the revenues from merchandise was attributable to the sale of uniforms and 53.6% to the sale of accessories in the year ended December 31, 1996, compared with 47.7% of such revenue attributable to uniforms, and 52.3% to accessories in the year ended December 31, 1995. The Company expects this shift in mix to continue for the foreseeable future.

     Gross profit margins associated with camps and special events increased to 31.3% in the year ended December 31, 1996 from 26.5% in the year ended December 31, 1995. This increase was primarily due to more efficient staffing at summer camps, resulting in savings in instructor payroll, travel and training costs. The increase is also attributable to economies of scale realized from spreading certain administrative costs over a larger number of camp participants and to decreased travel costs associated with the Company's group tour business. The gross profit margins were negatively impacted in 1996 by the lower gross profit margins realized by the camp business acquired in May 1996 by USA, as compared to the Company's other camp business.

     Selling, general and administrative expenses in the year ended December 31, 1996 were $26.4 million as compared to $22.7 million in the year ended December 31, 1995. Selling, general and administrative expenses as a percentage of sales decreased to 29.8% for the year ended December 31, 1996 from 30.0% for the year ended December 31, 1995, primarily due to the economies of scale realized by spreading all of the Company's fixed administrative costs over a greater revenue base. The increase of $3.7 million in selling, general and administrative was partially due to increases of $2.8 million in payroll and personnel costs, including $667,000 in additional selling commissions and related expenses, $267,000 in additional consulting fees, partially associated with the additional championships and $487,000 attributable to USA personnel. There were also increases of $364,000 of operating costs (excluding payroll) incurred by USA, $126,000 of additional costs associated with the publication and distribution of annual catalogs and brochures, and $262,000 in additional telephone expenses. Additional depreciation expense of $272,000, primarily related to recent acquisitions of computer equipment and software, contributed to the increase.

     As a result of the above, income before income taxes increased by 32.4% to $8.6 million for the year ended December 31, 1996 from $6.5 million for the year ended December 31, 1995. The effective income tax rate was 39.6% for the year ended December 31, 1996 compared with 36.0% for the year ended December 31, 1995. The increase in the effective tax rate primarily results from the favorable settlement of a tax matter in the year ended December 31, 1995. Net income increased 25.0% to $5.2 million in the year ended December 31, 1996 from $4.2 million in the year ended December 31, 1995 and net income per share increased by 23.6% to $1.10 per share in the year ended December 31, 1996 from $0.89 per share in the year ended December 31, 1995. The weighted average common shares and equivalent shares increased to 4,734,000 in the year ended December 31, 1996 from 4,679,000 in the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31,
1994

     Total revenues increased by 26.7% to $75.5 million in the year ended December 31, 1995 ("calendar 1995") from $59.6 million in the nine months ended December 31, 1994 ("short period").

     Revenues from the sale of uniforms and accessories increased by 22.8% to $44.0 million in calendar 1995 from $35.9 million in the short period. The increase in uniform and accessory revenues was due to a combination of new designs and expansion within existing product lines, increased unit sales, and, to a much lesser extent, a small price increase on certain items. The Company also continued its early order sales incentive program (first implemented in March 1994 and made available to all customers who submitted orders prior to April 15), resulting in an increased response over the prior year. In addition, the Company increased its inventory levels in an effort to service greater anticipated demand. The increased availability of inventory further contributed to the sales volume increase by improving on-time delivery.

     Camp and event revenues increased by 32.6% to $31.4 million in calendar 1995 from $23.7 million in the short period. This increase was due to (1) incremental revenues of $3.8 million recognized from the group travel business of Intropa, which was acquired by the Company in December, 1994, and (2) higher revenues derived from a combination of a 13.9% increase in camp participants, to approximately 156,000 in the 1995 summer season from approximately 137,000 in the 1994 summer season and an increase of 1.8% in gross tuition per camp participant during the 1995 summer season. In addition, calendar 1995 included revenues from the National Dance Team Championship held in February, which were not included in the short period. These increases were partially offset by decreases in participation in certain of the Company-sponsored holiday parade and bowl game performances in the last quarter of 1995, as compared to record participation that it experienced at certain of these events in the prior period.

     Gross profit increased by 20.3% to $29.0 million in calendar 1995 from $24.1 million in the short period. Gross profit as a percentage of total revenues decreased to 38.4% in calendar 1995 from 40.5% in the short period.

     Gross profit from sales of uniforms and accessories as a percentage of such sales decreased to 46.9% in calendar 1995 from 48.0% in the short period. The percentage decrease was partially attributable to increases in overhead, including additional facilities and warehouse space required to service increased sales volumes. A portion of the remaining decrease was attributable to a shift in the mix of products sold between uniforms, which have higher margins, and accessories, which have lower margins. Specifically, 47.7% of the revenues from merchandise were attributable to the sale of uniforms and 52.3% to the sale of accessories in calendar 1995, compared to 49.4% of such revenue attributable to uniforms and 50.6% to accessories in the short period. The Company expects this shift in mix to continue in the future.

     Gross profit margins associated with camps and special events decreased to 26.5% in calendar 1995 from 29.1% in the short period. This percentage decrease was partially attributable to greater than anticipated increases in instructor payroll, travel, and training costs, which resulted from the 1995 regionalization of certain administrative functions in the summer camp program. In addition, the gross margin generated by Intropa has historically been and is expected to continue to be lower than the margin generated by the Company in its camps and other special events. Finally, the Company incurred additional student housing costs resulting from camp closings due to Hurricane Erin in the Southeast and intense summer heat in the Midwest and Northeast. In certain instances, the Company was also required to pay guaranteed student housing costs resulting from last-minute cancellations of camp reservations in excess of cancellation fees received from the camp participants. These decreases were partially offset by improved margins earned on certain of the company-sponsored 1995 holiday parade and bowl game performances.

     Selling, general, and administrative expenses in calendar 1995 were $22.7 million, or 30.0% of revenues, as compared to $16.1 million, or 27.1% of revenues in the short period. This increase as a percentage of revenues primarily reflects that the short period figures do not include the months of January, February, and March, during which revenues are generally nominal and during which considerable fixed selling, general, and administrative expenses are incurred. The increase of $6.6 million in selling, general, and administrative expenses was partially due to an increase of $2.4 million in payroll and personnel costs, including $1.3 million in increased selling commissions, sales representative training, and other expenses which are impacted by increased sales volume, as well as $514,000 in payroll costs attributable to Intropa personnel. The Company's results also include increases of $654,000 attributable to additional fixed costs (including rent, depreciation, and insurance) relating to the expansion of office and storage space, $317,000 associated with the publication and distribution of annual catalogs and brochures, and $452,000 of operating costs (excluding payroll) incurred by Intropa. Postage/express mail and travel increased $400,000 and $290,000, respectively, relating to an increased revenue and customer base.

     As a result of the above, income before income taxes decreased by 20.0% to $6.5 million in calendar 1995 from $8.1 million in the short period. The effective income tax rate was 36.0% in calendar 1995 compared to 39.6% in the short period. The decrease in the effective tax rate primarily results from the favorable conclusion of an income tax examination and a corresponding reversal reduction in the related tax accrual liability recognized in the short period. Net income decreased by 15.3% to $4.2 million from $4.9 million in the short period and net income per share decreased by 16.8% to $.89 per share in calendar 1995 from $1.07 per share in the short period. The weighted average common shares and equivalent shares outstanding increased to 4,679,000 in calendar 1995 from 4,587,000 in the short period.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994 (UNAUDITED)

     Total revenues increased by 20.6% to $75.5 million in the year ended December 31, 1995 ("calendar 1995") from $62.6 million in the year ended December 31, 1994 ("calendar 1994").

     Revenues from the sale of uniforms and accessories increased by 17.0% to $44.0 million in calendar 1995 from $37.6 million in calendar 1994. The increase in uniform and accessory revenues was due to a combination of new designs and expansion within existing product lines, increased unit sales, and, to a much lesser extent, a small price increase on certain items. The Company also continued its early order sales incentive program (first implemented in March, 1994 and made available to all customers who submitted orders prior to April 15), resulting in an increased response over the prior year. In addition, the Company has increased its inventory levels in an effort to service greater anticipated demand. The increased availability of inventory has further contributed to the sales volume increase by improving on-time delivery.

     Camp and event revenues increased by 26.0% to $31.4 million in calendar 1995 from $25.0 million in calendar 1994. The increase was due to (1) incremental revenues of $3.8 million recognized from the group travel business of Intropa, which was acquired by the Company in December, 1994, and (2) higher incremental revenues derived from a combination of a 13.9% increase in camp participants, to approximately 156,000 in the 1995 summer season from approximately 137,000 in the 1994 summer season, and an increase of 1.8% in gross tuition per camp participant during the 1995 summer season. These increases were partially offset by decreases in participation in certain of the Company-sponsored holiday parade and bowl game performances in the last quarter of 1995, as compared to record participation that it had at certain of these events in the prior year.

     Gross profit increased by 15.8% to $29.0 million in calendar 1995 from $25.0 million in calendar 1994. Gross profit as a percentage of total revenues decreased to 38.4% in calendar 1995 from 40.0% in calendar 1994.

     Gross profit from sales of uniforms and accessories as a percentage of such sales decreased to 46.9% in calendar 1995 from 47.2% in calendar 1994.
The percentage decrease was partially attributable to increases in overhead, resulting from additional facilities and warehouse space required to service increased sales volumes. A portion of the remaining decrease was attributable to a shift in the mix of products sold between uniforms, which have higher margins, and accessories, which have lower margins. Specifically, 47.7% of the revenues from merchandise were attributable to the sale of uniforms and 52.3% to the sale of accessories in calendar 1995, compared to 49.1% of such revenue attributable to uniforms and 50.9% to accessories in calendar 1994. The Company expects this shift in mix to continue in the future.

     Gross profit margins associated with camps and special events decreased to 26.5% in calendar 1995 from 29.1% in calendar 1994. This percentage decrease was partially attributable to greater than anticipated increases in instructor payroll, travel, and training costs, resulting from the 1995 regionalization of certain administrative functions in the summer camp program. In addition, the gross margin generated by Intropa has historically been and is expected to continue to be lower than the margin generated by the Company in its camps and other special events. Finally, the Company incurred additional housing costs resulting from camp closings due to Hurricane Erin in the Southeast and intense summer heat in the Midwest and Northeast. In certain instances, the Company was also required to pay guaranteed student housing costs resulting from last-minute cancellations of camp reservations in excess of cancellation fees received from the camp participants. These decreases were partially offset by improved margins earned on certain of the 1995 Company-sponsored holiday parade and bowl game performances.

     Selling, general, and administrative expenses in calendar 1995 were $22.7 million, or 30.0% of revenues, as compared to $18.9 million, or 30.2% of revenues in calendar 1994. The increase of $3.8 million in selling, general, and administrative expenses was partially due to an increase of $1.7 million in payroll and personnel costs, including $876,000 in increased selling commissions, sales representative training, and other related selling expenses which are impacted by increased sales volume, as well as $514,000 in payroll costs attributable to Intropa personnel. The Company incurred increases of $282,000 attributable to additional fixed costs (including rent, depreciation, and insurance) relating to the expansion of office and storage space, $278,000 associated with the publication and distribution of annual catalogs and brochures, and $452,000 of operating costs (excluding payroll) incurred by Intropa. Postage/express mail and travel increased $248,000 and $183,000, respectively, relating to an increased revenue and customer base.

     As a result of the above, income before income taxes increased by 3.2% to $6.5 million in calendar 1995 from $6.3 million in calendar 1994. The effective income tax rate was 36.0% in calendar 1995 compared to 39.4% in calendar 1994. The decrease in the effective tax rate primarily results from the favorable conclusion of an income tax examination. Net income increased by 9.0% to $4.2 million from $3.8 million in calendar 1994 and net income per share increased by 7.2% to $.89 per share in calendar 1995 from $.83 per share in calendar 1994. The weighted average common shares and equivalent shares outstanding increased to 4,679,000 in calendar 1995 from 4,587,000 in calendar 1994.

SEASONALITY

     The Company's business and the results of its operations are highly seasonal. The Company's cheerleader and dance team camps are held exclusively in the summer months, and sales of uniforms and accessories occur primarily in the six months prior to the beginning of the school year. A substantial portion of the Company's annual revenues and all of the Company's net income are generated in the quarters ending June 30 and September 30, while the quarters ended March 31 and December 31 have historically resulted in net losses.

     The following table sets forth certain unaudited operating results for each of the eight consecutive quarters in the period ending December 31, 1996. This information is unaudited but, in the opinion of management of the Company, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods.

This information should be read in conjunction with the Company's consolidated financial statements and the notes included thereto.


-----------------------------------------------------------------------------



-----------------------------------------------------------------------------

                                        First   Second    Third   Fourth
(In thousands)                         Quarter  Quarter  Quarter  Quarter
-----------------------------------------------------------------------------

Twelve months ended December 31, 1996:
Total revenues                          $6,416  $29,653  $39,442  $12,938
Operating income (loss)                 (2,546)   4,704    6,693     (403)
Net income (loss)                       (1,507)   2,827    4,061     (181)

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------

Twelve months ended December 31, 1995:
Total revenues                          $4,078  $27,801  $32,382  $11,237
Operating income (loss)                 (2,348)   3,996    5,300     (622)
Net income (loss)                       (1,386)   2,418    3,237     (106)

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company's current assets had increased 28.6% to $25.1 million from $19.5 million as of December 31, 1995, and the Company's current liabilities increased 64.9% to $7.0 million from $4.3 million as of December 31, 1995. The related increase of $2.8 million in working capital is principally attributable to an increase in cash and cash equivalents arising from current year increases in net income, offset by the investment of $1.9 million of cash to acquire the camp business of USA from United Special Events, as well as the purchase of $1.8 million in equipment, primarily computer equipment.

     In the year ended December 31, 1996, operating activities generated net cash of $8.3 million compared to $1.8 million of net cash provided in the year ended December 31, 1995. The increase was due in part to an increase in net income from $4.2 million in the year ended December 31, 1995 to $5.2 million in the year ended December 31, 1996. A change in the timing of the receipt of customer deposits for the Company's national championship competitions accounted for a large portion of the increase in customer deposits of $1.7 million. The remainder of the increase is primarily due to the following: an increase of $741,000 in accruals (primarily compensation and payroll taxes); $1.1 million related to smaller increases in accounts receivable, as compared to 1995; $797,000 related to smaller increases in inventory levels as compared to 1995; $650,000 related to smaller increases in prepaid expenses as compared to 1995; and $326,000 related to increases in depreciation and amortization expenses as compared to 1995.

     In the year ended December 31, 1996, cash flows from investing activities used cash in the amount of $3.7 million, as compared to $2.3 million in the year ended December 31, 1995. This increase was primarily attributable to cash consideration of $1.9 million related to the acquisition of the camp business of USA, partially offset by a decrease of $156,000 in capital expenditures and a $326,000 decrease in the acquisition of other assets for the year ended December 31, 1996.

     Cash flows used by financing activities in the year ended December 31, 1996 included the payment of quarterly cash dividends totalling $724,000 offset by proceeds of $459,000 received from the exercise of employee stock options.

     Historically, the Company's primary source of liquidity has been cash flow generated from its operations. The Company also currently has a line of credit that provides for seasonally adjusted borrowings of up to $9.0 million, of which, none was outstanding at December 31, 1996. Borrowings under the line of credit bear interest at the lower of prime or LIBOR plus 100 basis points. The line of credit is unsecured, but the Company has agreed not to subordinate the line of credit to future debt obligations. The line of credit also requires that the Company maintain certain financial ratios and meet a minimum tangible net worth.

     Because of the seasonality of its operating cycle, the Company's working capital needs are highest in its quarter ended March 31 (during which the Company generates only nominal revenues) and in the months of April and May (during which the Company generates only nominal revenues and incurs substantial prepaid expenses as it prepares for the approaching business season). Any outstanding borrowings that may be incurred under the Company's line of credit during these periods are subsequently eliminated in the quarter ending June 30 as the Company receives prepayments on camp tuition and fees. Average borrowings on the line for calendar 1996 were $337,000 and the maximum borrowings outstanding at any month-end were $3.4 million. Average borrowings on the line for calendar 1995 were $359,000, and the maximum borrowings outstanding at any month-end were $2.5 million.

     Although the Company periodically evaluates business expansion opportunities, the Company presently has no commitments to make material additional capital expenditures. The Company's Board of Directors declared a quarterly cash dividend of $.055 per share, or $251,000, payable on March 6, 1997. The dividend will be paid from available cash flows.

FORWARD LOOKING STATEMENTS

     Certain statements in this form 10-K and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

     The forward-looking statements made by the Company are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. The known risks, uncertainties and other factors include, among others, the following: the continuing popularity of school spirit programs in the youth, junior high, high school and college markets; the ability of the Company to adequately anticipate the changing tastes and requirements of its customers; the highly seasonal nature of the Company's operations; the success of the Company's competitors in sponsoring spirit camps and selling uniforms and other accessories; the ability of the Company to secure desirable camp locations and camper accommodations at competitive prices; and the ability of the Company to conduct its camps and events safely and to minimize the incidents of personal injury.

IMPACT OF INFLATION

     Management does not believe that inflation has a material impact on the Company's results of operations. Management believes that it is able to reflect inflationary cost increases in its prices to customers.

NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").
This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share" as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in financial statements issued for the year ending December 31, 1997. If the provisions of SFAS 128 had been applied to the year ended December 31, 1996, estimated Basic EPS and Diluted EPS would have been $1.15 and $1.10, respectively.

Item 8.  Financial Statements and Supplementary Data.

     The Company's financial statements and report thereon of BDO Seidman, LLP dated February 12, 1997, are contained on pages F-1 to F-15 of this Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS

     The following table sets forth the name, age, position with the Company, business experience during the past five years and certain other directorships of the current members of the Board of Directors.

                                CLASS 1 DIRECTOR
                             (TERMS EXPIRE IN 1999)

   GREGORY C. WEBB (45), Senior Vice President and Director of
        Company (since 1989); General Manager of Universal
        Cheerleaders Association (since 1986).

   ROY  F. KRAMER (67), Director of Company (since 1995);
        Commissioner of the Southeastern Athletic Conference (since
        1990); Athletic Director of Vanderbilt University (from
        1978 to 1990); Head Football Coach of Central Michigan
        University (from 1967 to 1977).

   RICHARD F. STRUP (45), Director of Company (since 1995); Senior
        Vice President - International and Global Properties of Miller Brewing Company (since 1994); various senior executive positions in Marketing, Miller Brewing Company (1990-1994); Vice President, Marketing of PepsiCo Foods International, Inc. (1988-1989); Director, Miller Brewing Company and Associated Bank, Inc.

                               CLASS 2 DIRECTORS
                             (TERMS EXPIRE IN 1997)

   ALAN D. GORDON (41), Director of Company (since 1989);
        President of Richland, Gordon & Company, an investment banking concern based in Chicago, Illinois (since 1983).

   RANDALL S. STURGES (42), Director of Company (since 1989);
        investor in operating companies (from 1988 to date);
        General Partner (from 1984 to 1988) with First Chicago
        Venture Capital.

                               CLASS 3 DIRECTORS
                             (TERMS EXPIRE IN 1998)

   JEFFREY G. WEBB (47), Chairman, President, Chief Executive
        Officer and Director of Company (since 1983).  Gregory C.
        Webb and Jeffrey G. Webb are brothers.

   WILLIAM C. WILLIS, JR. (45), Director of Company (since 1992);
        Chairman and Chief Executive Officer, Willis & Associates, Inc., a management consulting firm (since December 1995);
        Executive Vice President and Chief

           Operating Officer, North America of Tiger Eye Investments Holdings, Ltd. (from May 1995 to June 1996); President, Chief Operating Officer and Director of MBf USA, Inc. (from April 1994 to April 1995); President and Chief Executive Officer (from 1990 to December 1993) of Insituform Technologies, Inc.; President of Paper Art Company, a division of The Mennen Company (from 1986 to 1990).

     The Company has executed a Consulting Agreement with Willis & Associates, Inc. ("Willis"), a company owned by Mr. William Willis, a director of the Company, pursuant to which Willis provides strategic planning as well as business and product development consulting services. As of March 15, 1997, the Company has paid $54,000 in fees to Willis pursuant to the agreement. For each month that the agreement is extended beyond March 15, 1997, Mr. Willis will receive $10,000 per month. Varsity has the right to terminate the agreement at any time upon 30 days' written notice.

OFFICERS

     The following table sets forth certain information concerning each of the Company's executive officers:


    Name                        Age       Position with Company
-------------------             ---       ----------------------

Jeffrey G. Webb                 47        Chairman, President,
                                          Chief Executive Officer
                                          and Director

Gregory C. Webb                 45        Senior Vice President,
                                          UCA General
                                          Manager and Director

W. Kline Boyd                   43        Senior Vice President
                                          and Varsity Spirit Fashions
                                          General Manager

John M. Nichols                 45        Senior Vice President,
                                          Finance and Chief
                                          Financial Officer

J. Kristyn Shepherd             41        Senior Vice President, UCA

Robert Dunseath                 43        Secretary

Deana Roberts                   55        Senior Vice President,
                                          Varsity/Intropa Tours

Richard R. Bowers               47        Senior Vice President,
                                          Marketing and Strategic Planning


     Jeffrey G. Webb has been Chairman, President and Chief Executive Officer and a director of the Company since its formation in 1983 and was the founder and sole general partner of the Company's predecessor, Universal Sports Camps, Ltd., a Texas limited partnership formed in 1974. Prior to founding the Company, Mr. Webb was Vice President/General Manager of the National Cheerleaders Association from January 1972 to September 1974.

     Gregory C. Webb has been with the Company for over seventeen years, has been a director and a Senior Vice President of the Company since 1989, and General Manager of Universal Cheerleaders Association since 1986. Prior to being named to his present position, Mr. Webb served in various similar capacities for the Company. Jeffrey G. Webb and Gregory C. Webb are brothers.

     W. Kline Boyd has been with the Company in his present position since March 1989 and has been an investor in the Company and its predecessor since 1974. Prior to joining the Company, Mr. Boyd was, and he continues to be, a partner of Boyd & McWilliams Oil & Gas Properties of Midland, Texas.

     John M. Nichols joined the Company on April 1, 1992 as Vice President, Accounting and Income Taxes and has been Senior Vice President, Finance since July 1992 and Chief Financial Officer since April 1994. From October 1988 through March 1992, Mr. Nichols owned and operated an independent certified public accounting practice, during the course of which he provided accounting and financial consulting services to the Company. Prior to October 1988, Mr. Nichols was Chief Financial Officer of French Quarter Inn, Inc. and a partner with the independent certified public accounting firm of BDO Seidman, LLP. In the late 1980's, Mr. Nichols acquired minority general partnership interests in certain land development and hotel operating partnerships and, in connection with his interest in the land development partnership, guaranteed the repayment of certain bank loans that were made to the partnership. The land development and hotel operating partnerships were not as successful as planned and the partnerships filed petitions under Chapter 11 of the federal bankruptcy laws and, as a consequence of his involvement in the land development partnership, on July 1, 1992, Mr. Nichols filed a petition under Chapter 7 of the federal bankruptcy laws, which petition was certified on February 13, 1997.

     J. Kristyn Shepherd has been Senior Vice President, UCA since 1989 and has served in various other capacities since joining the Company in 1979. Ms. Shepherd oversees UCA's special events, television productions and video marketing materials.

     Robert Dunseath has been with the Company for over ten years and has been Secretary since September 1989. From September 1989 to April 1994, Mr. Dunseath also served as Chief Financial Officer of the Company, and, from September 1989 to September 1996, Mr. Dunseath also served as Senior Vice President of the Company, a position which Mr. Dunseath relinquished for medical reasons. Prior to September 1989, Mr. Dunseath served in various other executive capacities with the Company. Prior to affiliating with the Company in 1983, Mr. Dunseath served in various capacities with Taco Hut, Inc. and was a financial analyst with Dobbs Houses, Inc.

     Deana Roberts joined the Company in December, 1994 as a Senior Vice President concurrent with the acquisition by the Company of the Varsity/Intropa Tours business. Ms. Roberts' responsibilities include the oversight of Varsity/Intropa's operations in San Jose, California and Houston, Texas. Prior to her current position, Ms. Roberts served as President of Intropa from October 1992 to December 1994. From August 1986 to September 1992, she was Director of Sales and Marketing for Intropa International USA, Inc. Prior thereto, she was Vice President of Ace Group Travel for three years and, earlier still, was employed by various airline companies.

     Richard R. Bowers joined the Company in June 1993 as Senior Vice President
- Marketing and Strategic Planning. Prior to joining the Company, Mr. Bowers served as Senior Vice President with World Cup USA from February 1993 to July 1993. From August 1992 to February 1993, he was Director of Marketing for World Cup USA. Prior thereto, Mr. Bowers spent seven years in international marketing with Mattel Toys, with his most recent position being Director of International Marketing. Mr. Bowers also spent ten years in marketing and operations with Kimberly-Clark's Consumer Products Group.

Item 11. Executive Compensation.

     The table below presents certain specific information regarding the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company for the Company's last three fiscal years (including the nine month transition period ended December 31, 1994).

                                            SUMMARY COMPENSATION TABLE
===========================================================================================================

                                                                                            Long Term
                                                                                           Compensation
                                                  Annual Compensation                         Awards
                                              -------------------------------------------------------------
                                                                             Securities
                                                                             ----------
Name and                                                                     Underlying         All Other
--------                                                                     ----------         ---------
Principal               Fiscal               Salary      Bonus                Options/         Compensation
---------               ------               ------      -----                --------         ------------
Position              Period (1)              ($)       ($)(2)                SARs (#)            ($)(3)
--------              ----------            -------      ------             -----------        ------------
Jeffrey G. Webb        1996                  143,534     30,000                14,000              500
President & Chief      1995                  135,940     -                     18,000              250
Executive Officer      SY 1994               101,250     38,000                     -              700

Gregory C. Webb        1996                  107,700     25,000                 9,000              500
Senior Vice            1995                  105,940     -                     10,500              250
President              SY 1994                78,000     21,000                     -              700

W. Kline Boyd          1996                  107,700     25,000                 9,000              500
Senior Vice            1995                  105,940     -                     10,500              250
President              SY 1994                77,500     21,000                     -              700

John M. Nichols        1996                   97,128     22,000                10,000              500
Senior Vice            1995                   96,940     -                     12,000              250
President              SY 1994                71,500     20,500                     -              700

J. Kristin             1996                   97,128     22,000                 7,000              500
  Shepherd             1995                   96,940     -                      9,000              250
Senior Vice
President              SY 1994                71,500     22,750                     -              700

---------------------

(1) The fiscal years ended December 31, 1996 and December 31, 1995, are denoted "1996" and "1995", respectively; the nine month period ended December 31, 1994, is denoted "SY 1994". In March 1994, the Board of Directors elected to change the end of the Company's fiscal year from March 31 to December 31. Thus, the period between April 1, 1994 and December 31, 1994, was treated as a shortened fiscal year.

(2) Represents discretionary cash bonuses granted by the Company for services rendered in the corresponding fiscal year. The amount and timing of bonuses granted to executive officers are determined by the Compensation Committee and approved by the Board of Directors.

(3) Represents amount contributed or accrued by the Company during the corresponding fiscal year on behalf of the named executive officers with respect to the Varsity Spirit Corporation 401(K) Profit Sharing Plan.

     The Company has written employment agreements with certain of its key officers, including each of the executive officers identified in the above table. Each of these agreements provides for an annual base salary, which is reviewed and adjusted on an annual basis, and an annual bonus to be determined by the Compensation Committee and approved by the Board of Directors. Except for the agreement with Mr. Nichols, each of the agreements with the named executive officers was executed by the Company and the officer upon the consummation of the recapitalization of the Company in 1989 and continues in effect through September 28, 1997. The agreement with Mr. Nichols was executed as of February 28, 1997 and continues in effect until February 28, 1998 and contains, in addition to provisions similar to the agreements with the named executive officers, a one-time bonus of $250,000 payable upon a change in control of the Company, as defined in the agreement. The Company has also executed certain agreements with employees in connection with certain acquisitions by Varsity, which agreements range in term from three to seven years. All the agreements generally contain confidentiality and non-competition provisions and entitle officers whose employment is terminated by the Company without cause to continue to receive their base salary for six months following the termination.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information as to individual option grants to such executive officers during the year ended December 31, 1996, and the potential realized value of the option grants.



                                                                                                          Potential Realizable
                                                                                                            Value at Assumed
                                                                                                         Annual Rates of Stock
                                                                                                           Price Appreciation
                                                    Individual Grants                                       for Option Term
                   ------------------------------------------------------------------------------------  ---------------------
                      Number of            Percent of Total
                      ---------            ---------------
                      Securities          Options Granted to
                     -----------         -------------------
                      Underlying         Employees in Fiscal    Exercise or Base
                      ----------         -------------------   ----------------
     Name          Options Granted             Year (1)        Price ($/sh.) (2)     Expiration Date (3)  5% ($) (4)  10% ($) (4)
     ----          ---------------             --------        -----------------     -------------------  ----------  -----------
Jeffrey G. Webb         14,000                  7.8%                   15.95                3/14/01        100,309     $254,202
Gregory C. Webb          9,000                  5.0%                   14.50                3/14/06         82,071      207,983
W. Kline Boyd            9,000                  5.0%                   14.50                3/14/06         82,071      207,983
John M. Nichols         10,000                  5.6%                   14.50                3/14/06         91,190      231,093
J. Kristin
  Shepherd               7,000                  3.9%                   14.50                3/14/06         63,833      161,765

(1) The total number of options granted to employees during calendar year 1996 was 179,890.

(2) The exercise price is equal to the closing price of the Company's stock on the date of the grant, except for those granted to Mr. Jeffrey
     G. Webb, which are priced at 110% of the closing price.

(3) Options granted under the Company's 1991 Stock Option Plan typically have a ten-year term from the date of the grant and become exercisable over a three-year period from the date of the grant. Options granted to Mr. J. Webb have a five-year term.

(4) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the applicable option term. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

     The following table sets forth information as to option exercises by such executive officers during the fiscal year ended December 31, 1996, and the number and total value of unexercised options as of December 31, 1996.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                               Value of Unexercised
                                                                Number of Unexercised          In-the-Money Options
                                                                       Options                       at Year
                                                                    at Year End(#)                  End($)(1)
                                                              --------------------------    -------------------------
                    Shares
                   Acquired on           Value                               Un-                          Un-
     Name           Exercise(#)          Realized($)         Exercisable  Exercisable     Exercisable  Exercisable
     -----       ------------------     -----------------    -----------  --------------   -----------  --------------
Jeffrey G. Webb           --                    --                65,325      26,000         597,989        36,580
Gregory C. Webb           --                    --                30,875      16,000         281,314        42,690
W. Kline Boyd             --                    --                30,875      16,000         281,314        42,690
John M. Nichols         3,250                 23,213               4,000      18,000          16,680        48,360
J. Kristin
  Shepherd                --                    --                40,050      13,000         387,030        35,520

(1) Based on the December 31, 1996 closing price of the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotation National Market System ($16.00).

                  REPORT OF THE COMPENSATION COMMITTEE OF THE
                  BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Company's compensation policies applicable to its executive officers are administered by the Compensation Committee (the "Committee") of the Board of Directors. There are four members of the Compensation Committee, three of which are non-employee directors and the fourth of which is Mr. Jeffrey G. Webb, the Company's President and Chief Executive Officer. These policies are designed to enhance the overall strength and financial performance of the Company by aligning the financial interests of the Company's executive officers with those of its shareholders.

     The three primary components of executive compensation are base salary, cash bonuses and stock option grants. The Committee recommends to the Board of Directors the salaries, bonuses and stock option grants for the executive officers.

BASE SALARY AND CASH BONUSES

     Base salaries for the fiscal year ended December 31, 1996 were determined by the Committee in January 1996 and cash bonuses for fiscal 1996 were determined by the Committee in March 1997. In determining the appropriate base salary for each executive officer, the Committee considers the recommendations of management, the individual contribution of the officer, compensation of the Company's other executives, external pay practices, overall level of responsibility, time in position, prior experience and knowledge, and the financial performance of the Company.

     Cash bonuses are paid to executive officers each year from a discretionary bonus pool that is provided throughout the year depending on the financial performance of the Company. The Committee bases individual bonus decisions on the same criteria used to determine an executive officer's base salary.

     The Chief Executive Officer's current base salary and cash bonus were established based on the foregoing principles, with a particular emphasis on increases in the Company's revenues and net income.

STOCK OPTION PLANS

     In contrast to base salary and cash bonuses, the value to each executive officer of stock option grants is tied directly to stock price performance. Grants of stock options under the Company's two shareholder-approved option plans may be made in the future at an exercise price of not less than the market price of the stock at the time of grant. If there is no appreciation in the market price for the Company's Common Stock, the options are valueless.

                                              Compensation Committee

                                              Alan D. Gordon
                                              Randall S. Sturges
                                              Jeffrey G. Webb
                                              William C. Willis, Jr.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 10, 1997, regarding the beneficial ownership of Common Stock by the shareholders who own more than 5% of the outstanding shares, by each director of the Company, by the Chief Executive Officer and the other executive officers of the Company identified under "Executive Compensation," and by all directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                   NUMBER OF SHARES OF
                                      COMMON STOCK         PERCENT OF
NAME (1)                           BENEFICIALLY OWNED     COMMON STOCK
----                               -------------------    ------------
Alan D. Gordon                              648,500           14.2 %
Randall S. Sturges                          460,000           10.1 %
William C. Willis, Jr.(2)                     8,833            *
Roy F. Kramer                                   666            *
Richard F. Strup                                666            *
Jeffrey G. Webb (3)                         635,624           13.9 %
Gregory C. Webb (4)                         113,950            2.5 %
W. Kline Boyd (5)                            98,875            2.1 %
John M. Nichols (6)                          11,333            *
J. Kristin Shepherd(7)                       77,885            1.7 %
All Directors and Executive
 Officers as a Group (11 persons) (8)     2,151,515           47.2 %
Wasatch Investors                           748,455           16.5 %
Fidelity Management and Research Company    439,750           9.67 %
Sun Trust Banks, Inc.                       263,078           5.78 %
Robert Fleming, Inc.                        229,500           5.04 %

--------------

* Does not exceed 1%.

(1) With respect to matters concerning the Company, the address of the Company's Directors and Executive Officers is 2525 Horizon Lake Drive, Memphis, Tennessee 38133; the address of Wasatch Investors is 68 South Main Street, Suite 400, Salt Lake City, Utah 84101; the address of Fidelity Management and Research Company is 82 Devonshire Street, Boston, Massachusetts 02109-3614; the address of Sun Trust Banks, Inc. is 25 Park Place, N.E., Atlanta, Georgia 30303; and the address of Robert Fleming, Inc. is 320 Park Avenue, 11th Floor, New York, New York 10022.

(2) Includes 5,833 shares which as of March 10, 1997, could be acquired by Mr. Willis within 60 days upon the exercise of stock options.

(3) Includes 6,178 shares held in trust for the benefit of Mr. Webb's minor children and for which Mr. Webb is the trustee; Mr. Webb disclaims beneficial ownership of such shares. Also includes 75,991 shares which as of March 10, 1997, could be acquired by Mr. Webb within 60 days upon the exercise of stock options.

(4) Includes 37,375 shares which as of March 10, 1997, could be acquired by Mr. Webb within 60 days upon the exercise of stock options.

(5) Includes 1,500 shares owned by Boyd Enterprises, Inc., the majority shareholder and President of which is Mr. Boyd. Also includes 37,375 shares which as of March 10, 1997, could be acquired by Mr. Boyd within 60 days upon the exercise of stock options.

(6) Includes 11,333 shares which as of March 10, 1997, could be acquired by Mr. Nichols within 60 days upon the exercise of stock options.

(7) Includes 45,383 shares which as of March 10, 1997, could be acquired by Ms. Shepherd within 60 days upon the exercise of stock options.

(8) Includes 246,955 shares, which as of March 10, 1997, could be acquired by such directors and executive officers within 60 days upon the exercise of stock options.

Item 13.  Certain Relationships and Related Transactions.

   Please refer to "Item 10 -- Directors and Officers of the Registrant" and "Item 11 -- Executive Compensation."


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.


 (a)(1) The consolidated financial statements and report thereon of BDO Seidman, LLP dated February 12, 1997 are contained on pages F-1 to F-15 of this Report.

 (a)(2) The following supplemental financial data should be read in conjunction with the financial statements and comments thereto as included in this Form 10-K Report. Schedules not included with this supplemental financial data have been omitted because they are not applicable, immaterial or the required information is included in the financial statements or the notes thereto.


                            Schedule No.                       Page No.
                            ------------                        ------

                 Report of Independent Certified Public          S-1
                 Accountants on Financial Statement
                 Schedule
                 Schedule II - Valuation and Qualifying          S-2
                 Accounts

(a)(3)   Exhibits

Exhibit
Number                        Description of Exhibits
-------                       -----------------------

3(a)   Amended and Restated Charter of Company filed as Exhibit 3.2 to Amendment
       No. 1 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on January 21, 1992, is incorporated herein by reference.
3(b)   Amended and Restated By-Laws of Company filed as Exhibit 3.4 to Amendment
       No. 1 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on January 21, 1992, is incorporated herein by reference.
4(a) Amended and Restated Charter and By-Laws of Company (see Exhibits 3(a) and 3(b) above).
10(a)  Registration Rights Agreement between Company and Alan D. Gordon, Randall
       S. Sturges, Charles Tracy, John Bessone, Bernice Jakstas, Jeffrey G.
       Webb, Gregory C. Webb, Robert Dunseath, Kline Boyd, Donald Trandem, Kris
       Shepherd and Kraig Tallman dated September 29, 1989, filed as Exhibit
       10.1 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(b)  Employment Agreement between Company and W. Kline Boyd, filed as Exhibit
       10.2 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.


       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(c)  Employment Agreement between Company and Robert Dunseath, filed as
       Exhibit 10.3 to the Company's Registration Statement on Form S-1
       (Registration Statement No. 33-44431) filed with the Securities and
       Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(d)  Employment Agreement between Company and Kris Shepherd, filed as Exhibit
       10.4 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(e)  Employment Agreement between Company and Kraig Tallman, filed as Exhibit
       10.5 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(f)  Employment Agreement between Company and Gregory Webb, filed as Exhibit
       10.7 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(g)  Employment Agreement between Company and Jeffrey Webb, filed as Exhibit
       10.8 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(h) 1989 Non-Qualified Stock Option Plan of Company, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(i)  1991 Stock Option Plan of Company filed as Exhibit 10.13 to Amendment No.
       1 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(j)  Sales Representative Agreement between Varsity Spirit Fashions &
       Supplies, Inc. and Stuart Educational Products, Inc., along with Security
       Agreement between Varsity Spirit Fashions & Supplies, Inc. and Gary
       Stuart and Patti Stuart, both individually and collectively doing business as Stuart Educational Products, filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration Statement No.
       33-44431) filed with the Securities and Exchange Commission on December
       10, 1991, is incorporated herein by reference.
10(k)  Programming Agreement between Universal Cheerleaders Association and
       ESPN, Inc., filed as Exhibit 10.16 to the Company's Registration
       Statement on Form S-1 (Registration Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(l)  Varsity Spirit Corporation 401(k) Profit Sharing Plan, filed as Exhibit
       10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (File No. 0-19790), is incorporated herein by reference.
10(m)  Asset Purchase Agreement dated as of December 1, 1994 by and between
       Intropa International U.S.A., Inc., Elisabeth Polsterer and
       Varsity/Intropa Tours, Inc.,


              filed as Exhibit 10(m) to the Company's Transition Report on Form
              10-K for the transition period from April 1, 1994 to December 31,
              1994 (File No. 0-19790), is incorporated herein by reference.
     10(n)    Employment Agreement between the Company and Deana Roberts, filed as Exhibit 10(n) to the Company's Transition Report on Form 10-K
              for the transition period from April 1, 1994 to December 31, 1994
              (File No. 0-19790), is incorporated herein by reference.
     10(o)    Asset Purchase Agreement dated as of May 15, 1996 by and between
              United Special Events, Inc., Michael Olmstead and Varsity USA,
              Inc., filed as Exhibit 10(a) to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1996 (File No. 0-19790), is incorporated herein by reference.
     10(p)    Service Agreement dated as of May 15, 1996 between the Company and
              Michael Olmstead, filed as Exhibit 10(b) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
              (File No. 0-19796), is incorporated herein by reference.
     10(q)    Form of Loan Agreement dated as of July 1, 1996 between the
              Company and NationsBank of Tennessee, N.A., filed as Exhibit 10(c)
              to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19790), is incorporated herein by reference.
     10(r)    Employment Agreement between the Company and John M. Nichols.
     10(s)    Amendment to Employment Agreement between the Company and
              Jeffrey Webb.
     10(t)    Amendment to Employment Agreement between the Company and
              Gregory Webb.
     10(u)    Amendment to Employment Agreement between the Company and
              J. Kristyn Shepard.
     10(v)    Amendment to Employment Agreement between the Company and
              W. Kline Boyd.
     10(w)    Amendment to Employment Agreement between the Company and
              Kraig Zallman.
     10(x)    Amendment No. 1 to 1991 Stock Option Plan of Company.
     10(y)    Amendment No. 2 to 1991 Stock Option Plan of Company.
     21       Subsidiaries of the Company.
     23       Consent of BDO Seidman, LLP.
     24       Powers of Attorney.
     27       Financial Data Schedule (For SEC use only)

     (b)      Reports on Form 8-K
              Not applicable.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Varsity Spirit Corporation
Memphis, Tennessee


We have audited the accompanying consolidated balance sheets of Varsity Spirit Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years ended December 31, 1996 and 1995 and the nine-month period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Varsity Spirit Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years ended December 31, 1996 and 1995 and the nine-month period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                                BDO SEIDMAN, LLP


Memphis, Tennessee
February 12, 1997

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)                                              December 31,
                                                                      --------------------
                                                                          1995        1996
------------------------------------------------------------------------------------------
ASSETS
CURRENT:
  Cash and cash equivalents                                           $  5,080    $  9,360
  Accounts receivable, less allowance of $170 and $220 for
   possible losses                                                       6,650       7,162
  Inventories (Note 2)                                                   4,926       5,419
  Prepaid expenses (Note 3)                                              2,272       2,616
  Refundable income taxes                                                  383         238
  Deferred tax benefit (Note 8)                                            176         259
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    19,487      25,054

PROPERTY AND EQUIPMENT, less accumulated depreciation (Note 4)           3,127       4,010

GOODWILL, less accumulated amortization of $972 and $1,193 (Note 1)      5,929       7,928
OTHER ASSETS                                                               700         799
------------------------------------------------------------------------------------------
                                                                      $ 29,243    $ 37,791
==========================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $  1,678    $  1,993
  Accruals:
    Compensation and payroll taxes                                         266         849
    Income taxes (Note 8)                                                  167         117
    Other                                                                   99         156
  Customer deposits                                                      2,065       3,813
  Current maturities of long-term debt (Note 6)                           --           120
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                4,275       7,048

DEFERRED INCOME TAXES (Note 8)                                             174         366

LONG-TERM DEBT (Notes 1 and 6)                                            --           480
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        4,449       7,894
------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

SHAREHOLDERS' EQUITY (Notes 7 and 11)
  Preferred stock, $.01 par value - shares authorized 5,000,000;
    none issued                                                           --          --
  Common stock, $.01 par value - shares authorized 10,000,000;
    shares issued 4,710,386 and 4,735,961                                   47          47
  Additional paid-in capital                                            13,523      14,144
  Excess of purchase price over predecessor basis                       (2,517)     (2,517)
  Retained earnings                                                     13,777      18,253
------------------------------------------------------------------------------------------

                                                                        24,830      29,927
Treasury stock, at cost, 215,504 and 179,378 shares                        (36)        (30)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                              24,794      29,897
------------------------------------------------------------------------------------------
                                                                      $ 29,243    $ 37,791
==========================================================================================

See accompanying notes to consolidated financial statements.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

                                              Nine months     Year ended
                                                 ended       December 31,
                                              December 31, ----------------
                                                 1994      1995      1996
---------------------------------------------------------------------------
REVENUES:
  Uniforms and accessories                      $35,866   $44,049   $49,472
  Camps and events                               23,721    31,449    38,977
---------------------------------------------------------------------------
                                                 59,587    75,498    88,449
---------------------------------------------------------------------------
COSTS OF REVENUES:
  Uniforms and accessories                       18,659    23,379    26,849
  Camps and events                               16,826    23,114    26,764
---------------------------------------------------------------------------
                                                 35,485    46,493    53,613
---------------------------------------------------------------------------

          Gross profit                           24,102    29,005    34,836
---------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     16,117    22,679    26,388
---------------------------------------------------------------------------
           Operating income                       7,985     6,326     8,448
OTHER
  Interest income - net                             150       178       166
---------------------------------------------------------------------------
          Income before taxes on income           8,135     6,504     8,614

TAXES ON INCOME (Note 8)                          3,218     2,341     3,414
---------------------------------------------------------------------------
NET INCOME                                      $ 4,917   $ 4,163   $ 5,200
===========================================================================
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENT
  SHARES OUTSTANDING (Note 7)                     4,587     4,679     4,734
===========================================================================
NET INCOME PER SHARE (Note 7)                   $  1.07   $  0.89   $  1.10
===========================================================================

See accompanying notes to consolidated financial statements.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------
(In thousands)

                                                                    Excess of
                                                                    purchase
                                                                      price
                                        Common Stock     Additional  over pre-
                                       --------------     paid-in    decessor      Retained   Treasury
                                       Shares   Amount    capital      basis       earnings    stock     TOTAL
----------------------------------------------------------------------------------------------------------------

BALANCES, March 31, 1994               4,699   $     47   $ 13,016   $ (2,517) $    5,234    $   (44)   $ 15,736

  Net income for the period               --         --         --         --       4,917         --       4,917
  Issuance of common stock
    upon exercise of stock
    options                               --         --         62         --          --          2          64
  Tax benefit related to
    exercise of stock options             --         --         24         --          --         --          24
----------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1994            4,699         47     13,102     (2,517)     10,151        (42)     20,741

  Net income for the period               --         --         --         --       4,163         --       4,163
  Issuance of common stock
    upon exercise of stock
    options                               11         --        279         --          --          6         285
  Tax benefit related to
    exercise of stock options             --         --        142         --          --         --         142
  Cash dividends ($.12 per share)         --         --         --         --        (537)        --        (537)

-----------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1995            4,710         47     13,523     (2,517)     13,777        (36)      24,794

  Net income for the period               --         --         --         --       5,200         --        5,200
  Issuance of common stock
    upon exercise of stock
    options                               26         --        453         --          --          6          459
  Tax benefit related to
    exercise of stock options             --         --        168         --          --         --          168
  Cash dividends ($.16 per share)         --         --         --         --        (724)        --         (724)
-----------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1996            4,736       $ 47   $ 14,144  $  (2,517)    $ 18,253       (30)    $ 29,897
=================================================================================================================

See accompanying notes to consolidated financial statements.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                     Nine months
                                                                        ended           Year ended December 31,
                                                                     December 31,      --------------------------
                                                                        1994             1995             1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   4,917         $   4,163        $   5,200
  Deferred income taxes                                                    (15)               21              109
  Depreciation and amortization                                            577               992            1,318
  Changes in operating assets and liabilities,
   net of effect of businesses
    acquired (Note 1)
      Accounts receivable                                               (3,073)           (1,544)            (482)
      Inventories                                                           61            (1,039)            (242)
      Prepaid expenses                                                   3,778              (859)            (209)
      Refundable income taxes                                                -              (383)             145
      Accounts payable                                                    (193)              210               62
      Accruals                                                             100              (695)             741
      Customer deposits                                                 (3,103)              890            1,650
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                      3,049             1,756            8,292
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of USE (Note 1)                                                -                 -           (1,926)
  Net cash received upon acquisition of Intropa (Note 1)                   764                 -                -
  Purchase of property and equipment                                      (667)           (1,984)          (1,828)
  Decrease (increase) in other assets                                       19              (319)               7
-----------------------------------------------------------------------------------------------------------------
          Net cash provided (used) by investing activities                 116            (2,303)          (3,747)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                    64               285              459
  Cash dividends                                                             -              (537)            (724)
-----------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                   64              (252)            (265)
-----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS (Note 9)                                                   3,229              (799)           4,280

CASH AND CASH EQUIVALENTS, at beginning of period                        2,650             5,879            5,080
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, at end of period                          $   5,879         $   5,080        $   9,360
=================================================================================================================

See accompanying notes to consolidated financial statements.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BUSINESS

Varsity Spirit Corporation (the "Company") is involved in the business of organizing, administering, and producing instructional camps, clinics, and special events predominantly in the United States for spirit groups associated with secondary schools, colleges, and universities through its divisions, Universal Cheerleaders Association ("UCA"), Universal Dance Association ("UDA"), Varsity Sports Gyms ("VSG") and Varsity Deutschland ("VSD") and its wholly-owned subsidiary, Varsity USA, Inc. ("USA"), which acquired the camp business assets of United Special Events, Inc., on May 15, 1986. Instructional camps and clinics include large residential camps and smaller private individual squad level camps. Its wholly-owned subsidiary, Varsity Spirit Fashions & Supplies, Inc. ("Varsity"), designs and markets cheerleader uniforms and accessories to spirit groups associated with secondary schools, colleges and universities primarily in the United States. The selling cycle of the Company is highly seasonal. Varsity/Intropa Tours, Inc. ("Intropa"), a wholly-owned subsidiary acquired December 1, 1994, organizes group performance tours, primarily in Europe, for cheerleaders, bands, orchestras and choirs.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

BUSINESS ACQUISITIONS

Effective May 15, 1996, the Company's subsidiary, USA, acquired certain of the assets of United Special Events, Inc. ("USE"), a company which specializes in organizing, administering, and producing instructional camps, clinics, and special events, predominately in the western United States, for spirit groups associated with secondary schools, colleges, and universities. The purchase price was approximately $1.95 million, of which $1.35 million was paid at closing and the $600,000 balance was financed by a five-year unsecured convertible promissory note, bearing interest at 8%. The acquisition was accounted for using the purchase method. The purchase price and liabilities assumed were allocated to assets acquired based on their estimated fair values, as follows:


                                                          (In thousands)
-----------------------------------------------------------------------
Purchase price, including out of pocket expenses of $88       $   2,038
Current liabilities assumed                                         369
Bank debt retired at closing                                        644
Current assets                                                     (530)
Fixed assets                                                       (120)
Covenant not to compete                                            (120)
-----------------------------------------------------------------------
Goodwill                                                      $   2,281
=======================================================================

The USA operations since the date of acquisition have been included in the Company's consolidated results of operations. The operating results would not have been materially different, if the acquisition had occurred on January 1, 1996.

Effective December 1, 1994, a subsidiary acquired certain of the assets of Intropa International U.S.A., Inc. ("Intropa"), a tour company which specializes in performance tours for cheerleaders, bands, orchestras and choruses. Total cash consideration was approximately $1.25 million, of which $961,000 was paid at closing. $240,000 of the balance was included in accounts payable at December 31, 1994 and was paid 120 days after the closing date. The acquisition was accounted for using the purchase method.

The Intropa operations since the date of acquisition have been included in the Company's consolidated results of operations.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and accruals meeting the definition of a financial instrument approximate fair value.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

SAMPLES

The Company provides samples of merchandise carried in the catalogs to its sales representatives. All costs related to samples used in the sale of the Company's uniforms and accessories are amortized ratably over three years.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed using the straight-line and accelerated methods for financial reporting purposes over the following estimated useful lives:


---------------------------------------------------------------------
                                                                Years
---------------------------------------------------------------------
Computer equipment                                                  5
Computer software                                                   3
Machinery and equipment                                           5-7
Furniture and fixtures                                              5
Leasehold improvements                                            2-6
Vehicles                                                          3-5
---------------------------------------------------------------------


For income tax purposes, depreciation is computed using primarily accelerated methods.

GOODWILL

Goodwill, stated at cost less accumulated amortization, represents the purchase cost allocated to the earning capacity of acquired companies, and is amortized over periods from 35 to 40 years on the straight-line basis. The Company continually evaluates the market coverage and earning capacity of its acquirees to determine if the unamortized goodwill can be recovered from their undiscounted future cash flows over the remaining amortization period. Should this evaluation indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

CATALOG COSTS

Cost of producing catalogs are deferred and amortized over the selling season for uniforms and accessories.

REVENUE RECOGNITION

Revenue is recognized on sales of uniforms at the time of shipment and on camps, clinics, special events and tours on the start date of the respective activity. Expenses incurred and payments received that are associated with the camps, clinics, events or tours are deferred until the revenue is recognized.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)


TAXES ON INCOME

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during each period, after giving effect to the exercise of dilutive options (see Note 7) and assuming the repurchase, at fair market value of shares using the proceeds from such exercise.

STOCK OPTIONS

Stock options are granted to certain officers, employees, directors and consultants generally at the prevailing market price on the date of the grant. The Company makes no charge to earnings with respect to stock options, except where the option price is less than the market price at date of grant. Proceeds from the sale of unissued common stock under these options are credited to common stock and additional paid-in capital at the time the options are exercised. If treasury stock is issued, the Company's treasury stock is reduced by the cost of the treasury shares reissued and additional paid-in capital is increased for the excess of the option price over the cost of the treasury stock.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") issued by the Financial Accounting Standards Board is effective for transactions entered into in fiscal years that begin after December 15, 1995. As allowed under the provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied (see Note 7).

EMPLOYEE BENEFITS

The Company provides a defined contribution retirement plan for substantially all of its full-time employees which meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's policy is to fund the retirement plan costs accrued.

FISCAL YEAR END

Effective April 1, 1994, the Company's Board of Directors approved a change in the Company's fiscal year from March 31 to December 31.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share" as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in financial statements issued for the year ending December 31, 1997. If the provisions of SFAS 128 had been applied to the year ended December 31, 1996, estimated Basic EPS and Diluted EPS would have been $1.15 and $1.10, respectively.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


NOTE 2 - INVENTORIES

Inventories are summarized as follows:


------------------------------------------------------------
(In thousands)                                 December 31,
                                             ---------------
                                               1995     1996
------------------------------------------------------------
Finished products                            $3,217   $3,608
Raw materials                                 1,709    1,811
------------------------------------------------------------
Inventories                                  $4,926   $5,419
============================================================


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consist of the following:

------------------------------------------------------------
(In thousands)                                 December 31,
                                              --------------
                                               1995     1996
------------------------------------------------------------
Deferred costs:
  Catalogs                                   $  250   $  330
  Camps, clinics and championships              575      612
Prepaid insurance                               413      218
Supplies and samples                            342      414
Prepaid commissions                             164      450
Prepaid tour costs                              339      207
Other                                           189      385
------------------------------------------------------------
Prepaid expenses                             $2,272   $2,616
============================================================

Deferred catalog costs consist of the Company's expenses associated with planning, processing, and distributing the Company's uniform and accessory, danceware and youth catalogs to schools and universities throughout the United States. The catalogs are mailed in the Company's first quarter of the following year and the costs of the catalogs are amortized over the Company's selling season for uniforms and accessories.

Deferred camps and clinics costs are costs incurred in connection with the organization of the Company's summer cheerleader camp and clinic programs for the following summer season. These costs are amortized during June, July and August, which are the months in which the cheerleading camps and clinics are held.

Deferred championship costs comprise costs associated with organizing and producing the National Dance Team High School and College Cheerleading Championships sponsored by the Company. These costs and associated revenues are recognized in the month the event occurs.

Direct costs related to organizing, scheduling and arranging upcoming group tours are recorded as prepaid tour costs and the costs and revenues associated with the tour are recognized when the tour begins.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTE 4 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

---------------------------------------------------------------------
(In thousands)                                         December 31,
                                                      ---------------
                                                       1995     1996
---------------------------------------------------------------------
Computer equipment and software                      $ 2,735  $ 4,013
Machinery and equipment                                1,786    1,999
Furniture and fixtures                                 1,347    1,665
Leasehold improvements                                   278      414
Vehicles                                                  68       69
---------------------------------------------------------------------
                                                       6,214    8,160

Less accumulated depreciation                         (3,087)  (4,150)
---------------------------------------------------------------------
Net property and equipment                           $ 3,127  $ 4,010
=====================================================================


Depreciation expense charged to operations was $793,000 and $1,065,000, respectively, for each of the years ended December 31, 1995 and 1996 and $444,000 for the nine months ended December 31, 1994.

NOTE 5 - REVOLVING CREDIT AGREEMENT

The Company has a revolving credit agreement with a bank which is available through June 30, 1997, and provides for maximum borrowings of $9,000,000. Under the agreement, outstanding borrowings bear interest at the lower of prime (8.25% at December 31, 1996) or LIBOR plus 1% (6.53% at December 31, 1996). The line of credit is unsecured, but the Company has agreed not to subordinate any additional assets except in the ordinary course of business without the bank's approval. The line of credit also requires that the Company maintain certain financial ratios and meet a minimum tangible net worth. There were no amounts outstanding under this revolving line of credit agreement at December 31, 1995 or 1996.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996:

                                                                (In thousands)
------------------------------------------------------------------------------
Promissory note bearing interest at 8%, payable
  in annual installments of $120,000, plus interest,
  through May 2001                                                       $ 600

Current portion                                                           (120)
------------------------------------------------------------------------------
Long-term debt                                                           $ 480
==============================================================================

On any payment date, the holder of the note shall be entitled, at their discretion, to convert not less than 75% of any installment of unpaid principal amount of the note into shares of the Company's common stock based upon a conversion price of $14.97 per share.

Management believes the carrying value of the Company's long-term debt approximates fair value based on the current rates offered to the Company.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTE 7 - COMMON STOCK

On January 31, 1995, the Company's Board of Directors authorized a three-for-two stock split to be effected in the form of a 50% stock dividend to be distributed on February 24, 1995 to shareholders of record on February 14, 1995. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts and stock option data of the Company's common stock have been restated.

The Company maintains two stock option plans, the 1989 Stock Option Plan and the 1991 Stock Option Plan. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized. Under the 1989 plan, 270,000 options were granted to certain employees at an initial exercise price of $5.00 per share. The options vested in three equal annual installments ending April 1, 1995 and expire ten years from date of grant. The Company acquired the shares to cover the exercise of the 1989 options from its two largest stockholders for $.17 per share. In November 1991, the 1989 plan was amended to provide that cancelled options would become available for additional grants at an exercise price equal to fair market value of the shares at the date of such grants.

The 1991 plan, as amended, provides options to acquire 600,000 shares that may be granted to officers, directors and key employees at an exercise price equal to fair market value at date of grant (110% of fair market value for options issued to holders of more than 10% of Company stock). Options may be exercised for a term determined by the Board of not less than one year or more than ten years from the date of grant.

At December 31, 1996, 21,049 options are available for grant under the 1989 plan, and 159,408 options remain available for grants under the 1991 plan, as amended.

SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1995 and 1996, respectively; dividend yield of 1.8597% for both years; expected volatility of 40.59% for both years; risk-free interest rates of 6.5% for both years; and expected option lives of 7 years for both years.

Under the accounting provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


(In thousands, except per share amounts)               Year ended December 31,
                                                      -------------------------
                                                          1995        1996
--------------------------------------------------------------------------------
Net income - as reported                              $   4,163     $   5,200
Net income - pro forma                                $   4,012     $   4,867
Earnings per share, as reported                       $       0.89  $       1.10
Earnings per share - pro forma                        $       0.86  $       1.03
================================================================================

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTE 7 - COMMON STOCK (Continued)

Information regarding the status of the Company's two fixed stock option plans as of December 31, 1994, 1995 and 1996 and changes during the nine months ended December 31, 1994 and the years ending December 31, 1995 and 1996 is presented below:

December 31,                               1994                  1995                               1996
--------------------------------------------------------------------------------------------------------------------
                                                                        Weighted-                        Weighted-
                                                                         average                          average
                                                                        exercise                         exercise
                                         Shares          Shares            price           Shares           price
--------------------------------------------------------------------------------------------------------------------
Options outstanding,
  beginning of period                   373,055         353,533             $  6.40       457,508            $  8.35
Options granted                               -         162,475               11.96       179,890              14.63
Options exercised                       (12,224)        (47,878)               5.97       (61,701)              7.44
Options cancelled                        (7,298)        (10,622)               9.23        (7,251)             12.71
--------------------------------------------------------------------------------------------------------------------
Options outstanding,
  end of period                         353,533         457,508             $  8.35       568,446            $ 10.36

Option price range at
  end of period                              $5.00 to        $5.00 to                          $5.00 TO
                                             $9.50          $13.50                            $15.95

Option price range for
  exercised shares                           $5.00 to        $5.00 to                          $5.00 TO
                                             $8.67           $9.34                             $9.34

Options available for grant
  at end of period                      204,949         203,096                           180,457
--------------------------------------------------------------------------------------------------------------------

Weighted-average fair value
  of options, granted during
  the period                                                                $  5.82                          $  7.14
====================================================================================================================

The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

--------------------------------------------------------------------------------------------------------------------
                                                         Options Outstanding                 Options Exercisable
                                         -----------------------------------------      ----------------------------
                                                           Weighted-
                                                            Average      Weighted-                      Weighted-
                                                          Remaining        Average                        Average
                                             Number      Contractual      Exercise         Number        Exercise
Range of exercise price                 Outstanding            Life          Price      Exercisable         Price
--------------------------------------------------------------------------------------------------------------------
$5.00-8.67                                  226,206      5.3 years      $ 6.07           226,206        $   6.07
9.50-9.54                                    20,475      6.5 years        9.53            20,475            9.53
11.83-13.01                                 145,775      8.0 years       11.98            48,592           11.98
14.50-15.95                                 175,990      9.2 years       14.64                               N/A
--------------------------------------------------------------------------------------------------------------------
$5.00-15.95                                 568,446                                      295,273
====================================================================================================================

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8 - TAXES ON INCOME

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Taxes on income in the consolidated statements of income are made up of the following components:

--------------------------------------------------------------------
(In thousands)
                                      Nine months     Year ended
                                        ended        December 31,
                                      December 31, ----------------
                                          1994       1995      1996
--------------------------------------------------------------------
Current:
  Federal                             $  2,763    $ 1,950   $ 2,802
  State                                    470        370       499
--------------------------------------------------------------------
                                         3,233      2,320     3,301
--------------------------------------------------------------------
Deferred:
  Federal                                  (13)        19        96
  State                                     (2)         2        17
--------------------------------------------------------------------
                                           (15)        21       113
--------------------------------------------------------------------
Taxes on income                       $  3,218    $ 2,341   $ 3,414
===================================================================


Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

----------------------------------------------------------------
                                                December 31,
                                       -------------------------
                                             1995           1996
----------------------------------------------------------------
Deferred tax assets:
  Inventory                            $      109     $      172
  Bad debt allowance                           67             87
----------------------------------------------------------------
Total deferred tax assets                     176            259

Deferred tax liabilities:
  Property and equipment                     (174)          (329)
  Goodwill and other assets                     -            (37)
----------------------------------------------------------------
Total deferred tax liabilities               (174)          (366)
----------------------------------------------------------------
Net deferred tax asset (liability)     $        2     $     (107)
================================================================

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 8 - TAXES ON INCOME (Continued)

The effective tax rate on income was different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with the effective rate:

                                                                                      Year
                                                                  Nine months        ended
                                                                     ended        December 31,
                                                                  December 31,  ---------------
                                                                     1994       1995       1996
------------------------------------------------------------------------------------------------
Taxes on income at federal statutory rate                             34.0%     34.0%      34.0%
Increase resulting from:
  State income taxes, net of federal tax benefit                       3.8       3.8        3.9
  Amortization of goodwill                                              .5        .7         .6
  Non-deductible meals and entertainment                               1.3       1.9        1.7
  Other items                                                          --       (4.4)       (.6)
------------------------------------------------------------------------------------------------
Taxes on income at effective rate                                     39.6%     36.0%      39.6%
================================================================================================


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the consolidated statements of cash flows, the Company considers cash on hand and in checking, savings and money market accounts to be cash equivalents.

--------------------------------------------------------------------------
(In thousands)
                                Nine months
                                  ended          Year ended December 31,
                                December 31,    --------------------------
                                   1994            1995             1996
--------------------------------------------------------------------------
Cash paid for:
  Income taxes                $   3,186         $   2,826        $   3,035
  Interest                    $       1         $      28        $      27
==========================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 1996 and 1995, and the nine-month period ended December 31, 1994, additional paid-in capital was increased by a reduction in income taxes payable of $168,000, $142,000, and $24,000, respectively, arising from the exercise of stock options.

In May 1996, the Company purchased certain assets of United Special Events, Inc. for cash consideration of approximately $1.95 million. In conjunction with the acquisition, liabilities were assumed as follows:

                                                                (In thousands)
------------------------------------------------------------------------------
Fair value of assets acquired                                          $ 3,051
Cash paid to seller and transaction costs                               (2,082)
Deferred consideration (Note 6)                                           (600)
------------------------------------------------------------------------------
Liabilities assumed                                                    $   369
==============================================================================

In December 1994, the Company purchased all of the assets of Varsity/Intropa Tours for cash consideration of approximately $1.25 million. In conjunction with the acquisition, liabilities were assumed as follows:

                                                                  (In thousands)
-------------------------------------------------------------------------------
Fair value of assets acquired                                         $   5,394
Cash paid to the seller and transactions costs                           (1,018)
Deferred consideration                                                     (292)
-------------------------------------------------------------------------------
Liabilities assumed                                                   $   4,084
===============================================================================

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 10 - COMMITMENTS AND CONTINGENCIES

A.  LEASES

The Company's office facilities and warehouse space are leased under noncancellable operating leases which expire at various times from October 1997 through November 2000. Rent expense for the years ended December 31, 1996 and 1995, and the nine-month period ended December 31, 1994 was $739,000, $684,000, and $388,000, respectively.

As of December 31, 1996, future net minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

-------------------------------------------------------------------------------
Year ending December 31,                                         (In thousands)
-------------------------------------------------------------------------------
1997                                                                   $    591
1998                                                                        155
1999                                                                        142
2000                                                                         89
-------------------------------------------------------------------------------
Total minimum lease payments                                           $    977
===============================================================================

B.  CONCENTRATION OF CREDIT RISK

The Company earns substantially all of its revenues from sales to and events and activities sponsored primarily by secondary schools, colleges and universities throughout the United States. The Company generally requires deposits for mail order sales of merchandise and for camp registrations. The Company maintains reserves for potential losses and such losses have not exceeded management's expectations.

C.  LITIGATION

The Company is involved in various legal matters in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.

D.  SUPPLIER AGREEMENTS

The Company has multi-year agreements with independent manufacturers to produce its uniforms under which garment prices and production levels are negotiated annually.

E.  RETIREMENT PLAN

Effective January 1, 1993, the Company adopted a tax-qualified employee benefit plan which meets the criteria of Section 401(k) of the Internal Revenue Code. Under the Plan, participants may elect to defer from 2% to 15% of their compensation and the Company may make discretionary contributions, as determined annually by the Company's management, of up to 1.25% of the employees' compensation. Each participant is fully vested at all times in their respective contribution. Participants become fully vested in contributions made by the Company on a graduated scale over a seven-year period. Operations were charged with $35,000 related to this plan in the nine-month period ended December 31, 1994, $25,000 for the year ended December 31, 1995 and $27,500 for the year ended December 31, 1996.

NOTE 11 - SUBSEQUENT EVENT

On February 13, 1997, the Company's Board of Directors declared a $.055 per share cash dividend to be paid on March 6, 1997, to shareholders of record as of February 24, 1997.

                    Report of Independent Certified Public
                 Accountants on Financial Statement Schedule

To the Shareholders and Board of Directors of Varsity Spirit Corporation
Memphis, Tennessee


The audits referred to in our report dated February 12, 1997 relating to the consolidated financial statements of Varsity Spirit Corporation, which is contained in Item 8 of this Form 10-K including the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




                                                             BDO SEIDMAN, LLP


Memphis, Tennessee
February 12, 1997

                                                                    SCHEDULE II




                          VARSITY SPIRIT CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS




                                                                   Additions
                                               Balance at         charged to                         Balance at
                                                beginning          costs and                           end of
                                                of period          expenses         Deductions         period
                                               ------------     -------------     -------------     -------------
                                                                             (In thousands)
Transition year ended December 31, 1994:
    Allowance for possible
      losses on accounts
      receivable                              $         140     $         106     $         106     $         140
                                              =============     =============     =============     =============

Year ended December 31, 1995:
  Allowance for possible
    losses on accounts
    receivable                                $         140     $         156     $         126     $         170
                                              =============     =============     =============     =============

Year ended December 31, 1996:
  Allowance for possible
    losses on accounts
    receivable                                $         170     $         270     $         220     $         220
                                              =============     =============     =============     =============


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on March 31, 1997.

                                   VARSITY SPIRIT CORPORATION


                                   By: /s/ JEFFREY G. WEBB
                                      ---------------------------
                                           Jeffrey G. Webb
                                   Chairman, President and Chief Executive
                                      Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       Signature                         Title                    Date
       ---------                         -----                    -----

   /s/ JEFFREY G. WEBB             Principal Executive         March 31, 1997
-------------------------           Officer and Director
   Jeffrey G. Webb

  *GREGORY C. WEBB                 Senior Vice President       March 31, 1997
-------------------------           and Director
   Gregory C. Webb

  /s/ JOHN M. NICHOLS              Principal Financial &       March 31, 1997
-------------------------           Accounting Officer
    John M. Nichols

  *ALAN D. GORDON                  Director                    March 31, 1997
-------------------------
   Alan D. Gordon

  *RANDALL S. STURGES              Director                    March 31, 1997
-------------------------
   Randall S. Sturges

  *WILLIAM C. WILLIS, JR.          Director                    March 31, 1997
-------------------------
   William C. Willis, Jr.

  *ROY F. KRAMER                   Director                    March 31, 1997
-------------------------
   Roy F. Kramer

  *RICHARD F. STRUP                Director                    March 31, 1997
-------------------------
   Richard F. Strup

*By:  /s/ JEFFREY G. WEBB
    ----------------------
     Jeffrey G. Webb
     Attorney-in-Fact


Original powers of attorney authorizing John M. Nichols, Gregory C. Webb and Jeffrey G. Webb to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors and officers of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

Exhibit
Number                             Exhibit Index
-------                       -----------------------

3(a)   Amended and Restated Charter of Company filed as Exhibit 3.2 to Amendment
       No. 1 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on January 21, 1992, is incorporated herein by reference.
3(b)   Amended and Restated By-Laws of Company filed as Exhibit 3.4 to Amendment
       No. 1 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on January 21, 1992, is incorporated herein by reference.
4(a)   Amended and Restated Charter and By-Laws of Company (see Exhibits 3(a)
       and 3(b) above).
10(a)  Registration Rights Agreement between Company and Alan D. Gordon, Randall
       S. Sturges, Charles Tracy, John Bessone, Bernice Jakstas, Jeffrey G.
       Webb, Gregory C. Webb, Robert Dunseath, Kline Boyd, Donald Trandem, Kris
       Shepherd and Kraig Tallman dated September 29, 1989, filed as Exhibit
       10.1 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(b)  Employment Agreement between Company and W. Kline Boyd, filed as Exhibit
       10.2 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(c)  Employment Agreement between Company and Robert Dunseath, filed as
       Exhibit 10.3 to the Company's Registration Statement on Form S-1
       (Registration Statement No. 33-44431) filed with the Securities and
       Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(d)  Employment Agreement between Company and Kris Shepherd, filed as Exhibit
       10.4 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(e)  Employment Agreement between Company and Kraig Tallman, filed as Exhibit
       10.5 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(f)  Employment Agreement between Company and Gregory Webb, filed as Exhibit
       10.7 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(g)  Employment Agreement between Company and Jeffrey Webb, filed as Exhibit
       10.8 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(h)  1989 Non-Qualified Stock Option Plan of Company, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(i)  1991 Stock Option Plan of Company filed as Exhibit 10.13 to Amendment No.
       1 to the Company's Registration Statement on Form S-1 (Registration
       Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is incorporated herein by reference.
10(j)  Sales Representative Agreement between Varsity Spirit Fashions &
       Supplies, Inc. and Stuart Educational Products, Inc., along with Security
       Agreement between Varsity Spirit Fashions & Supplies, Inc. and Gary
       Stuart and Patti Stuart, both individually and collectively doing business as Stuart Educational Products, filed as Exhibit 10.15 to the
       Company's Registration Statement on Form S-1 (Registration Statement No.
       33-44431) filed with the Securities and Exchange Commission on December
       10, 1991, is incorporated herein by reference.
10(k)  Programming Agreement between Universal Cheerleaders Association and
       ESPN, Inc., filed as Exhibit 10.16 to the Company's Registration
       Statement on Form S-1 (Registration Statement No. 33-44431) filed with the Securities and Exchange Commission on December 10, 1991, is
       incorporated herein by reference.
10(l)  Varsity Spirit Corporation 401(k) Profit Sharing Plan, filed as Exhibit
       10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (File No. 0-19790), is incorporated herein by reference.
10(m)  Asset Purchase Agreement dated as of December 1, 1994 by and between
       Intropa International U.S.A., Inc., Elisabeth Polsterer and
       Varsity/Intropa Tours, Inc.,
       filed as Exhibit 10(m) to the Company's Transition Report on Form
       10-K for the transition period from April 1, 1994 to December 31,
       1994 (File No. 0-19790), is incorporated herein by reference.
10(n)  Employment Agreement between the Company and Deana Roberts, filed as Exhibit 10(n) to the Company's Transition Report on Form 10-K
       for the transition period from April 1, 1994 to December 31, 1994
       (File No. 0-19790), is incorporated herein by reference.
10(o)  Asset Purchase Agreement dated as of May 15, 1996 by and between
       United Special Events, Inc., Michael Olmstead and Varsity USA,
       Inc., filed as Exhibit 10(a) to the Company's Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1996 (File No. 0-19790), is incorporated herein by reference.
10(p)  Service Agreement dated as of May 15, 1996 between the Company and
       Michael Olmstead, filed as Exhibit 10(b) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
       (File No. 0-19796), is incorporated herein by reference.
10(q)  Form of Loan Agreement dated as of July 1, 1996 between the
       Company and NationsBank of Tennessee, N.A., filed as Exhibit 10(c)
       to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19790), is incorporated herein by reference.
10(r)  Employment Agreement between the Company and John M. Nichols.
10(s)  Amendment to Employment Agreement between the Company and
       Jeffrey Webb.
10(t)  Amendment to Employment Agreement between the Company and
       Gregory Webb.
10(u)  Amendment to Employment Agreement between the Company and
       J. Kristyn Shepard.
10(v)  Amendment to Employment Agreement between the Company and
       W. Kline Boyd.
10(w)  Amendment to Employment Agreement between the Company and
       Kraig Zallman.
10(x)  Amendment No. 1 to 1991 Stock Option Plan of Company.
10(y   Amendment No. 2 to 1991 Stock Option Plan of Company.
21     Subsidiaries of the Company.
23     Consent of BDO Seidman, LLP.
24     Powers of Attorney.
27     Financial Data Schedule (For SEC use only)
