Form 10-Q
period 1997-03-31
VARSITY SPIRIT CORPORATION
filed 1997-05-14
CIK 881887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ............ to ............

Commission file number       0-19790
                             -------

                           Varsity Spirit Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)

                             Tennessee                                        62-1169661
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

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


The number of shares of Registrant's Common Stock, $.01 par value, outstanding at May 9, 1997: 4,563,866.

                   VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                Page
                                                                                ----
Part I:  Financial Information

         Item 1:  Consolidated Financial Statements

                       Balance Sheets                                             3

                       Statements of Operations (Unaudited)                       4

                       Statements of Cash Flows (Unaudited)                       5

                       Statements of Stockholders' Equity (Unaudited)             6

                       Notes to Consolidated Financial Statements                 7

         Item 2:  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                 10

Part II: Other Information

         Item 4: Submission of Matters to a Vote of Security Holders             15

         Item 6: Exhibits and Reports on Form 8-K                                15

                 Signatures                                                      16

PART I:   FINANCIAL INFORMATION; ITEM I: FINANCIAL STATEMENTS
VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                           (Unaudited)                    (Unaudited)
(IN THOUSANDS)                            Mar. 31, 1997  Dec. 31, 1996   Mar. 31, 1996
                                          -------------  -------------   -------------
CURRENT ASSETS:
Cash and cash equivalents                   $  2,077       $  9,360       $    842
Accounts receivable, less allowance of         3,681          6,897          3,184
$220, $220, and $170
Inventories (Note 4)                           8,642          5,419          7,849
Prepaid expenses (Note 5)                      5,426          2,616          4,690
Deferred sales (Note 6)                          666            265            652
Refundable income taxes                        1,440            238          1,239
Deferred tax benefit                             256            259            207
                                            --------       --------       --------
             TOTAL CURRENT ASSETS             22,188         25,054         18,663
PROPERTY AND EQUIPMENT, less                   4,167          4,010          3,556
accumulated depreciation
GOODWILL/OTHER                                 8,944          8,727          6,606
                                            --------       --------       --------
TOTAL ASSETS                                $ 35,299       $ 37,791       $ 28,825
                                            ========       ========       ========
CURRENT LIABILITIES:
Accounts payable                            $  3,589       $  1,993       $  3,263
Accruals:
   Compensation and payroll taxes                330            849            307
   Income taxes                                 --              117           --
   Other                                         163            156             76
Customer deposits                              2,242          3,813          1,780
Curr. mat. of long-term debt                     120            120           --
                                            --------       --------       --------
          TOTAL CURRENT LIABILITIES            6,444          7,048          5,426
DEFERRED INCOME TAXES                            399            366            174
LONG-TERM DEBT                                   480            480           --
                                            --------       --------       --------
              TOTAL LIABILITIES                7,323          7,894          5,600
             SHAREHOLDERS' EQUITY
Preferred stock                                 --             --             --
Common stock                                      47             47             47
Additional paid-in-capital                    14,187         14,144         13,639
Exc. of purch. price over pred. basis         (2,517)        (2,517)        (2,517)
Retained earnings                             16,288         18,253         12,090
                                            --------       --------       --------
                                              28,005         29,927         23,259
Treasury stock                                   (29)           (30)           (34)
                                            --------       --------       --------
          TOTAL SHAREHOLDERS' EQUITY          27,976         29,897         23,225
                                            --------       --------       --------
         TOTAL LIABILITIES AND EQUITY       $ 35,299       $ 37,791       $ 28,825
                                            ========       ========       ========


  See accompanying notes to the consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months
                                                     Ended Mar. 31,
                                                  1997           1996
                                                  ----           ----
REVENUES:
Uniforms and accessories                         $ 2,814        $ 2,277
Camps and events                                   5,527          4,139
                                                 -------        -------
                                                   8,341          6,416
COSTS OF REVENUES:
Uniforms and accessories                           1,996          1,618
Camps and events                                   3,791          3,094
                                                 -------        -------
                                                   5,787          4,712

GROSS PROFIT                                       2,554          1,704

SELLING, GENERAL, AND                              5,455          4,250
                                                 -------        -------
ADMINISTRATIVE EXPENSES
             Operating loss                       (2,901)        (2,546)
OTHER INCOME                                          62             47
                                                 -------        -------
      Loss before taxes on income                 (2,839)        (2,499)
TAXES ON INCOME (BENEFIT)                         (1,125)          (992)
                                                 -------        -------
(Note 8)
NET LOSS                                         $(1,714)       $(1,507)
                                                 =======        =======
NET LOSS PER SHARE                               $ (0.36)       $ (0.32)
                                                 =======        =======
WEIGHTED AVERAGE                                   4,732          4,705
COMMON SHARES (Note 9)                           =======        =======



    See accompanying notes to consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                           Three Months
                                                           Ended Mar. 31,
                                                       1997             1996
                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(1,714)        $(1,507)
Deferred income taxes                                      36             (31)
Depreciation                                              339             252
Amortization                                               72              49
Change in operating assets and liabilities:
Accounts receivable                                     2,815           2,814
Inventories                                            (3,223)         (2,923)
Prepaid expenses                                       (2,810)         (2,418)
Refundable income taxes                                (1,193)           (821)
Other assets                                             (289)            (26)
Accounts payable                                        1,596           1,585
Accruals                                                 (629)           (149)
Customer deposits                                      (1,571)           (285)
                                                      -------         -------
NET CASH USED BY OPERATING ACTIVITIES                  (6,571)         (3,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (496)           (681)
                                                      -------         -------
NET CASH USED BY INVESTING ACTIVITIES                    (496)           (681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                                      (251)           (180)
Proceeds from issuance of common stock                     35              83
                                                      -------         -------
NET CASH USED BY FINANCING ACTIVITIES                    (216)            (97)
DECREASE IN CASH AND CASH EQUIVALENTS                  (7,283)         (4,238)

CASH AND CASH EQUIVALENTS, beginning of period          9,360           5,080
                                                      -------         -------
CASH AND CASH EQUIVALENTS, end of period              $ 2,077         $   842
                                                      =======         =======




    See accompanying notes to consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)


                               Common         Common        Additional      Excess of       Retained       Treasury       Total
                               stock          stock          paid-in         purchase       Earnings        stock
                               shares         amount         capital        price over
                                                                            predecessor
                                                                               basis
BALANCES,                       4,736         $    47         $14,144        ($2,517)        $18,253        ($30)        $29,897
December 31, 1996

Net loss for the period                                                                       (1,714)                     (1,714)

Issuance of common                  4                              34                                           1             35
stock upon exercise of
stock options

Tax benefit related to                                              9                                                          9
exercise of stock
options (Note 11)

Cash dividends ($.055                                                                           (251)                       (251)
per share)

BALANCES, March 31, 1997        4,740         $    47         $14,187        ($2,517)        $16,288        ($29)        $27,976
                               ======         =======         =======        =======         =======        ====         =======

BALANCES,                       4,710         $    47         $13,523        ($2,517)        $13,777        ($36)        $24,794
December 31, 1995

Net loss for the period                                                                       (1,507)                     (1,507)

Issuance of common                                                 81                                          2              83
stock upon exercise of
stock options

Tax benefit related to                                             35                                                         35
exercise of stock
options (Note 11)

Cash dividends ($.04                                                                            (180)                       (180)
per share)

BALANCES, March 31, 1996        4,710         $    47         $13,639        ($2,517)        $12,090        ($34)        $23,225
                               ======         =======         =======        =======         =======        ====         =======



    See accompanying notes to consolidated financial statements (unaudited).

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1: The interim statements have been prepared pursuant to the requirements for reporting on Form 10-Q. The December 31, 1996 balance sheet presented was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and operating results for the interim periods.

              The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results to be expected for the full year.

NOTE 3: The consolidated financial statements include the accounts of Varsity Spirit Corporation and its subsidiaries. All material intercompany accounts and transactions are eliminated.

NOTE 4:       Inventories are summarized as follows:


              (In thousands)      (Unaudited)                 (Unaudited)
                                    Mar. 31,      Dec. 31,      Mar. 31,
                                      1997          1996          1996
                                      ----          ----          ----
               Finished Goods        $6,544        $3,608        $5,980
               Raw Materials          2,098         1,811         1,869
                                     ------        ------        ------
                                     $8,642        $5,419        $7,849
                                     ======        ======        ======



              Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5:       Prepaid expenses consist of the following:

                                            (Unaudited)                  (Unaudited)
                                              Mar. 31,      Dec. 31,       Mar. 31,
                                                1997          1996          1996
                                                ----          ----          ----
               Deferred costs:
                   Catalog/Brochures           $1,325        $  330        $1,082
                   Camps and clinics              785           501           774
                   Championships/Events           103           111           120
               Supplies and samples               603           414           616
               Commissions                      1,406           450           995
               Prepaid tour costs                 346           207           284
               Insurance                          170           218           280
               Other                              688           385           539
                                               ------        ------        ------
                                               $5,426        $2,616        $4,690
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

NOTE 7: The Company has a $9,000,000 bank line of credit which expires on June 30, 1997. No balances were outstanding under the agreement as of March 31, 1997, December 31, 1996, or March 31, 1996. The agreement requires that the Company maintain certain financial ratios and maintain a minimum tangible net worth. The line bears interest at the lower of prime or LIBOR plus 1%.

NOTE 8: Income taxes have been provided based on the estimated annual effective tax rates for the periods.

NOTE 9: For the three months ended March 31, 1997 and 1996, net income per share calculations are based upon weighted average common and equivalent shares outstanding totaling 4,732,000 and 4,705,000, respectively.

NOTE 10: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares

VARSITY SPIRIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

              SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in the financial statements issued for the year ended December 31, 1997. If the provisions of SFAS 128 had been applied to the three months ended March 31, 1997, estimated Basic EPS and Diluted EPS would have been $(0.38) and $(0.36), respectively.

NOTE 11:      Supplemental cash flow information is as follows:

                                                        Three Months Ended
                                                              March 31,
                                                      1997                1996
                                                      ----                ----
              Cash paid for:                    (In Thousands)
                  Income taxes                        $158               $ 27
                  Interest                            $ --               $ --

              Non-cash financing activities:
              During the three month periods ended March 31, 1997 and 1996, additional paid-in-capital was increased by a reduction in income taxes payable of $9,000 and $35,000, respectively, arising from the exercise of stock options.

NOTE 12: On May 5, 1997, the Company, Riddell Sports, Inc., a Delaware corporation ("Riddell"), and Cheer Acquisition Corporation, a Tennessee corporation and a wholly owned subsidiary of Riddell (the "Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will offer to purchase all outstanding shares of common stock, par value $0.01 per share, of the Company (the "Shares") at $18.90 per share, net to the seller in cash (the "Offer Price"). In addition to various conditions, the offer is subject to the receipt of tenders of a majority of the outstanding shares on a fully-diluted basis. Pursuant to the Merger Agreement, as soon as practicable after the completion of the offer and satisfaction or waiver of all conditions, the Merger Sub will be merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly owned subsidiary of Riddell (the "Surviving Corporation"). At the time at which the Merger is consummated (the "Effective Time"), each Share then outstanding (other than Shares held in treasury of the Company, Shares held by Riddell, the Merger Sub or any other wholly owned subsidiary of Riddell and Shares held by the stockholders of the Company who exercise their dissenters' rights, if any, under the Tennessee Business Corporation Act) will be converted into the right to receive the Offer Price in cash.

              In connection with the Merger Agreement, the Company has agreed to prepay in full the Term Note issued to United Special Events, Inc. ("USE") in connection with the purchase by the Company's wholly owned subsidiary, Varsity USA, Inc. of the spirit camp business of USE. Under the terms of the Term Note, USE has the right to convert the entire $600,000 principal amount of the Term Note into shares of Common Stock of the Company at a conversion price of $14.97 per share.

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

         The business and results of operations of the Company are highly seasonal. The Company's cheerleader and dance team camps are held almost exclusively in the summer months. Sales of the Company's cheerleader, dance team, and booster club uniforms and accessories primarily occur prior to the beginning of the school year. Most of the group travel tours are planned around performance events held in November, December and January; therefore, the revenues from the Company's travel tour activities are also seasonal. Accordingly, a substantial portion of the Company's annual revenues and all of the Company's net income have historically been generated in the Company's quarters ending June 30 and September 30.

         On May 5, 1997, the Company, Riddell Sports, Inc., a Delaware corporation ("Riddell"), and Cheer Acquisition Corporation, a Tennessee Corporation and a wholly owned subsidiary of Riddell (the "Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will offer to purchase all outstanding shares of common stock, par value $0.01 per share, of the Company (the "Shares") at $18.90 per share, net to the seller in cash ( the "Offer Price"). In addition to various conditions, the offer is subject to the receipt of tenders of a majority of the outstanding Shares on a fully diluted basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Subsequent Events" and Item 6 (B) Reports on Form 8-K, below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

REVENUES

         Total revenues increased 30.0% to $8.3 million in the three months ended March 31, 1997 from $6.4 million in the three months ended March 31, 1996.

         Revenues from the sale of uniforms and accessories increased by 23.6% to $2.8 million in the three months ended March 31, 1997 from $2.3 million in the three months ended March 31, 1996. This increase was primarily attributable to a strong increase in campwear and accessories sales at the Company's annual championship events for college cheerleading and dance, high school cheerleading, high school dance and all-star.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Camp and event revenues increased by 33.5%, to $5.5 million in the three months ended March 31, 1997, from $4.1 million in the three months ended March 31, 1996. This increase was primarily attributable to $967,000 of additional championships and special events revenues associated with the USA camp business acquired in May 1996, combined with a current period increase in the number of participants at each of the college cheerleading and dance, high school dance and the all-star championships.

GROSS PROFIT

         Gross profit increased by 49.9% to $2.6 million in the three months ended March 31, 1997 from $1.7 million in the three months ended March 31, 1996.

         Gross profit from the sale of uniforms and accessories as a percentage of such sales increased to 29.1% in the three months ended March 31, 1997 from 28.9% in the three months ended March 31, 1996. This increase is primarily due to the increase in campwear and accessories sales at the Company's national championships, which have slightly higher margins than the Company's other purchased product lines.

         Gross profit margins associated with camps and special events as a percentage of such sales increased to 31.4% in the three months ended March 31, 1997 from 25.2% for the three month period ended March 31, 1996. The gross profit margins were positively impacted by the higher gross profit margins realized by the championships and special events associated with the recently acquired USA camp business, as compared to the Company's other such events. Further, economies of scale were realized by spreading the Company's related fixed costs over a larger revenue base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses in the three months ended March 31, 1997 were $5.5 million as compared to $4.3 million in the three months ended March 31, 1996. Selling, general and administrative expenses as a percentage of sales decreased to 65.4% for the three months ended March 31, 1997 from 66.2% in the three months ended March 31, 1996, primarily due to the economies of scale realized by spreading all of the Company's administrative costs over a greater revenue base. The increase of $1.2 million in selling, general and administrative expenses was primarily due to increases of $660,000 in payroll and personnel costs, including $63,000 in additional selling commissions and related expenses, and $185,000 attributable to USA personnel. There were also increases of $259,000 of operating costs (excluding payroll) incurred by USA, and $65,000 associated with equipment repairs. Additional depreciation expense of $76,000, primarily relating to recent acquisitions of computer equipment and software, also contributed to the increase.

NET LOSS

         The net loss increased 13.7% to $1.7 million for the three months ended March 31, 1997 as compared to $1.5 million in the same period last year. The increase in the loss is primarily attributable to an increase of $1.2 million in operating costs, partially offset by an increase of $850,000 in gross profit. The net loss per share for the period was $0.36 as compared to $0.32 for the same period last year.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

              As of March 31, 1997, the Company's current assets had decreased by 11.4% to $22.2 million from $25.1 million as of December 31, 1996, and the Company's current liabilities had decreased 8.6% to $6.4 million as of March 31, 1997, as compared to $7.0 million as of December 31, 1996. The related decrease of $2.3 million in working capital is principally attributable to the seasonal loss from first quarter operations, the purchase of $496,000 of equipment and software, and the payment of approximately $251,000 in cash dividends. As of March 31, 1997, the Company's cash position decreased compared to December 31, 1996, primarily due to cash used to fund the Company's first quarter operations, which have historically have resulted in a net loss, as well as the seasonal buildup of inventory and prepaid expenses and the aforementioned capital expenditures and cash dividends.

         Cash used by operating activities during the three months ended March 31, 1997 increased $3.1 million from the three month period ended March 31, 1996. This decrease was due partially to an increase in the net loss to $1.7 million in the three months ended March 31, 1997 from $1.5 million in the three months ended March 31, 1996. A change in the timing of the receipt of customer deposits for the Company's national championship competitions accounted for a large portion of the $1.3 million decrease in customer deposits. The remainder of the change in cash used by operating activities during the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to the following: a decrease of $480,000 in accruals (primarily compensation and payroll taxes); $300,000 related to increases in inventory levels, related to the increased sales volume, as compared to 1996; increases of $392,000 in prepaid expenses, primarily prepaid sales commissions and salesperson samples, as compared to 1996; and increases of 263,000 in other long-term operating assets, primarily salesperson samples, as compared to 1996.

         Cash used by investing activities in the three months ended March 31, 1997 decreased $185,000 from the three month period ended March 31, 1996. This decrease was attributable to a $185,000 decrease in the level of capital expenditures.

         Cash flows used by financing activities in the three months ended March 31, 1997 included the payment of quarterly cash dividends totaling $251,000 which was offset in part by proceeds of $35,000 received from the exercise of employee stock options.

         Because of the seasonality of its operating cycle, the Company's working capital needs are highest in the quarter ended March 31 (during which the Company generates only nominal revenues) and in the months of April and May (during which the Company generates only nominal revenues and incurs substantial prepaid expenses as it prepares for the approaching business season). In recent years, any outstanding borrowings that have been incurred under the Company's line of credit during these periods has been subsequently eliminated in the quarter ended June 30 as the Company receives prepayments on camp tuition and fees.

         As of March 31, 1997, the Company's current assets increased by 18.9% to $22.2 million from $18.7 million as of March 31, 1996. The Company's current liabilities increased by 18.8% to $6.4 million as compared to $5.4 million as of March 31, 1996. The 18.9% improvement in the Company's working capital position from March 31, 1996 to March 31, 1997 is attributable to an increase of $1.2 million in cash; an increase of $497,000 in accounts receivable related to the increased sales volume; an increase of $793,000 in inventory related to the increased sales volume; and an increase of $736,000 in prepaid expenses, mostly related to prepaid selling commissions and salesperson samples. This increase was partially offset by an increase of $326,000 in accounts payable and an increase of $462,000 in customer deposits related to the upcoming summer camp season.

         Historically, the Company's primary source of liquidity has been cash flow generated from its operations. The Company also currently has a line of credit that provides for seasonally adjusted borrowings of up tp $9,000,000, of which none was outstanding as of March 31, 1997. Borrowings under the line of credit bear interest at the lower of prime or LIBOR plus 100 basis points. The line of credit is unsecured, but the Company has agreed not to subordinate the line of credit to future debt obligations. The agreement also requires the Company to maintain certain financial ratios and to maintain a minimum tangible net worth.

         As a result of the acquisition in May 1996 of the camp business of USA, the Company issued a $600,000 five-year, 8% note payable. The note payable provides for a conversion feature whereby the holder could choose to receive a number of shares of Company common stock as determined using the average of the closing market prices of the Company's stock in the twenty days prior to the acquisition.

         Although the Company periodically evaluates business expansion opportunities, the Company currently has no commitments to make material additional capital expenditures.

SUBSEQUENT EVENTS

         On May 5, 1997, the Company, Riddell Sports, Inc., a Delaware corporation ("Riddell"), and Cheer Acquisition Corporation, a Tennessee corporation and a wholly owned subsidiary of Riddell (the "Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will offer to purchase all outstanding shares of common stock, par value $0.01 per share, of the Company (the "Shares") at $18.90 per share, net to the seller in cash (the "Offer Price"). In addition to various conditions, the offer is subject to the receipt of tenders of a majority of the outstanding shares on a fully diluted basis. Pursuant to the Merger Agreement, as soon as practicable after the completion of the offer and satisfaction or waiver of all conditions, the Merger Sub will be merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly owned subsidiary of Riddell (the "Surviving Corporation"). At the time at which the Merger is consummated (the "Effective Time"), each Share then outstanding (other than Shares held in treasury of the Company, Shares held by Riddell, the Merger Sub or any other wholly owned subsidiary of Riddell and Shares held by the stockholders of the Company who exercise their dissenters' rights, if any, under the Tennessee Business Corporation Act) will be converted into the right to receive the Offer Price in cash.

         In connection with the Merger Agreement, the Company has agreed to prepay in full the Term Note issued to United Special Events, Inc. ("USE") in connection with the purchase by the Company's wholly owned subsidiary, Varsity USA, Inc. of the USE spirit camp business. Under the terms of the Term Note, USE has the right to convert the entire $600,000 principal amount of the Term Note into shares of Common Stock of the Company at a conversion price of $14.97 per share.

FORWARD LOOKING STATEMENTS

         Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating tp products or services of the Company, as well as assumptions related to the foregoing.

         Any forward-looking statements made by the Company are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. The known risks, uncertainties and other factors include, among others, the following: the continuing popularity of school spirit programs in the youth, junior high, high school and college markets; the ability of the Company to adequately anticipate the changing tastes and requirements of its customers; the highly seasonal nature of the Company's operations; the success of the Company's competitors in sponsoring spirit camps and selling uniforms and other accessories; the ability of the Company to secure desirable camp locations and camper accommodations at competitive prices; and the ability of the Company to conduct its camps and events safely and to minimize the incidents of personal injury.

IMPACT OF INFLATION

         Management does not believe that inflation has a material impact on the Company's results of operations. Management believes that it is able to reflect inflationary cost increases in its prices to customers.

NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in the financial statements issued for the year ended December 31, 1997. If the provisions of SFAS 128 had been applied to the three months ended March 31, 1997, estimated Basic EPS and Diluted EPS would have been $(0.38) and $(0.36), respectively.

VARSITY SPIRIT CORPORATION AND SUBSIDIARIES
PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders for voting during the three months ended March 31, 1997.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

         27   Financial Data Schedule (for SEC use only).

B. REPORTS ON FORM 8-K

         On May 12, 1997, the Company filed a Current Report on Form 8-K reporting that on May 5, 1997 the Company, Riddell Sports, Inc., a Delaware corporation ("Riddell"), and Cheer Acquisition Corporation, a Tennessee corporation and a wholly owned subsidiary of Riddell (the "Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will offer to purchase all outstanding shares of common stock, par value $0.01 per share, of the Company (the "Shares") at $18.90 per share, net to the seller in cash (the "Offer Price"). In addition to various conditions, the offer is subject to the receipt of tenders of a majority of the outstanding Shares on a fully diluted basis. Pursuant to the Merger Agreement, as soon as practicable after the completion of the offer and satisfaction or waiver of all conditions, Merger Sub will be merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly owned subsidiary of Riddell (the "Surviving Corporation"). At the time at which the Merger is consummated (the "Effective Time"), each Share then outstanding (other than Shares held in treasury of the Company, Shares held by Riddell, the Merger Sub or any other wholly owned subsidiary of Riddell and Shares held by stockholders of the Company who exercise their dissenters' rights, if any, under the Tennessee Business Corporation Act) will be converted into the right to receive the Offer Price in cash. Pursuant to a shareholders agreement (the "Shareholders Agreement"), dated as of May 5, 1997, by and among certain shareholders of the Company (the "Shareholders"), Riddell and Merger Sub, the Shareholders have agreed to tender 1,738,530 Shares representing approximately 38% of the outstanding Shares of the Company at the Offer Price and in accordance with the terms and conditions of the Offer.

PART II: SIGNATURES
VARSITY SPIRIT CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Varsity Spirit Corporation
                                            (Registrant)



Date     05/14/96                     By       /S/ Jeffrey G. Webb
                                               ------------------------------

                                               Jeffrey G. Webb
                                               Chairman, President, and Chief
                                               Executive Officer


Date     05/14/96                     By       /S/ John M. Nichols
                                               ------------------------------

                                               John M. Nichols
                                               Senior Vice President and Chief
                                               Financial Officer